Form 10-Q
period 2008-09-30
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2008-11-14
CIK 1444279

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

EXERCISE FOR LIFE SYSTEMS, INC.

North Carolina	22-3464709
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

Adam Slazer
Chief Executive Officer
East Field Road, Suite 200-311
Huntersville, NC  28078
Telephone No.:  704-778-1700
(Name, Address and Telephone Number
of Principal Executive Offices and Agent for Service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of November 14, 2008:      11,527,050

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO EXERCISE FOR LIFE SYSTEMS, INC. CONSOLIDATED FINANCIAL STATEMENTS

EXERCISE FOR LIFE SYSTEMS, INC.                                                                                                                                          PAGE

Consolidated Balance Sheet                                                                                                                                                    4

Consolidated Statement of Operations                                                                                                                                     5

Consolidated Statement of Stockholders’ Equity                                                                                                                       6

Consolidated Statement of Cash Flows                                                                                                                                    7

Notes to Consolidated Financial Statements                                                                                                                                         8

EXERCISE FOR LIFE SYSTEMS, INC.
(FKA A.J. GLASER, INC.)
BALANCE SHEET
AS OF SEPTEMBER 30, 2008

ASSETS	9/30/2008	12/31/2007

CURRENT ASSETS:
Cash	$12,531	$316
Prepaid expense	42,500	-
TOTAL CURRENT ASSETS	55,031	316

FIXED ASSETS:
Machinery and equipment	56,090	56,090
Accumulated depreciation	(30,543)	(22,131)
TOTAL FIXED ASSETS	25,547	33,959

TOTAL ASSETS	$80,578	$34,275

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$11,543	$8,730
TOTAL CURRENT LIABILITIES	11,543	8,730

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 100,000,000 shares authorized; 11,377,050 shares issued and outstanding)	1,138	1,000
Additional paid in capital	128,217	-
Retained deficit	(60,320)	24,545
TOTAL STOCKHOLDERS' EQUITY	69,035	25,545

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,578	$34,275

The accompanying notes are an integral part of these consolidated financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
(FKA A.J. GLASER, INC.)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months				Nine Months
	Ended Sept. 30,				Ended Sept. 30,
	2008		2007		2008		2007
REVENUES:
Sales		$5,189		$10,685		$38,375		$46,053
Cost of sales		(1,142)		(2,185)		(7,817)		(9,351)
Gross profit		4,047		8,500		30,558		36,702

EXPENSES:
Selling, general and administrative expenses		56,865		10,259		115,423		43,564
Total expenses		56,865		10,259		115,423		43,564

(Loss) from operations		$(52,818)		$(1,759)		$(84,865)		$(6,862)

Interest expense - related party		-		-		-		-

(Loss) before income taxes		(52,818)		(1,759)		(84,865)		(6,862)

Provision for income taxes		-		-		-		-

NET (LOSS)		$(52,818)		$(1,759)		$(84,865)		$(6,862)

Basic and fully diluted net loss per common share:	$	*	$	*	$	*	$	*

Weighted average common shares outstanding		11,263,025		10,000,000		10,287,250		10,000,000

* less than $.01 per share.

The accompanying notes are an integral part of these consolidated financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
(FKA A.J. GLASER, INC.)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)

Balances, January 1, 2008	10,000,000	$1,000	$-	$24,545

Cash proceeds from the sale of common stock	377,050	38	28,317	-

Issuance of common stock for services rendered	1,000,000	100	99,900	-

Net loss for the nine months ended September 30, 2008	-	-	-	(84,865)

Balances, September 30, 2008	11,377,050	$1,138	$128,217	$(60,320)

The accompanying notes are an integral part of these consolidated financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
(FKA A.J. GLASER, INC.)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(84,865)	$(6,862)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation	8,412	5,514
Common stock issued for services rendered and expensed	16,100	-
Decrease in operating assets:
Prepaid expense	41,400	-
Increase in operating liabilities:
Accounts payable	2,813	854
NET CASH (USED IN) OPERATING ACTIVITIES	(16,140)	(494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock to investors	28,355	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,355	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,215	(494)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	316	637

END OF THE PERIOD	$12,531	$143

EXERCISE FOR LIFE SYSTEMS, INC. (FKA A.J. GLASER, INC.)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Exercise For Life Systems, Inc. (FKA A.J. Glaser, Inc.), (the “Company”) offers personal fitness training services and products and is located in the Charlotte, North Carolina area. The Company was incorporated in the State of North Carolina on September 27, 2006 when it redomiciled to North Carolina. The Company previously was incorporated on September 19, 1996 in the State of New Jersey.

On June 9, 2008, the Company filed an amendment to the Articles of Incorporation with the Secretary of State of North Carolina to change its corporate name to Exercise For Life Systems, Inc. (FKA A.J. Glaser, Inc.). This amendment also changed the par value of the common stock from $1 per share to $.0001 per share and increased the authorized common shares from 100 shares to 100,000,000 shares.

Basis of Presentation
The financial statements include the accounts of Exercise For Life Systems, Inc. (FKA A.J. Glaser, Inc.) under the accrual basis of accounting.

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Income Taxes
Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments
The Company’s financial instruments are cash and accounts payable. The recorded values of cash, prepaid expense and payables approximate their fair values based on their short-term nature.
Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Loss Per Share - The Company reports loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share. There were no common stock equivalents necessary for the computation of diluted loss per share.

Long-Lived Assets - In accordance with SFAS No. 144, the Company reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, including those noted above, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows. Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

Property and Equipment - Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from five to seven months.

When assets are sold or retired, their costs and accumulated deprecation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

The Company recognizes an impairment loss on property and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

EXERCISE FOR LIFE SYSTEMS, INC. (FKA A.J. GLASER, INC.)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition – Revenue is recognized when fitness training services are completed provided collection from the client of the resulting receivable is probable. Revenue from product sales is recognized when the products are shipped.

Risk and Uncertainties - The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of six months or less to be cash equivalents.

Share-Based Payments - The Company accounts for share-based compensation using the fair value method of Financial Accounting Standard No. 123R. Common shares issued for services rendered by a third party (both employees and non-employees) are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable. The Company accounts for options and warrants under the same authoritative guidance using the Black-Scholes Option Pricing Model.

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Recent Accounting Pronouncements - In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal six months that begins after November 15, 2007. The Company is currently assessing the potential impact, if any, for the adoption of SFAS No.159 on its financial statements.

Recent Accounting Pronouncements (cont.) - In December 2007, the FASB issued two new statements: (a.) SFAS No. 141 (revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Financial statements. These statements are effective for fiscal Six months beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in financial statements.  The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its financial statements.

(a.)  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

NOTE 2                      INCOME TAXES

At September 30, 2008 the Company had no federal and state net operating loss carry forwards remaining.

Due to operating losses, there is no provision for current federal or state income taxes for the nine months ended September 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the nine months ended September 30, 2008 and 2007 is as follows:

Income tax computed at the federal statutory rate                                 34%
Income tax computed at the state statutory rate                                      6%
Valuation allowance                                                                           (40%)

Total deferred tax asset                                                                        0%

EXERCISE FOR LIFE SYSTEMS, INC. (FKA A.J. GLASER, INC.)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008
NOTE 3                      CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the quarter ended June 30, 2008, the Company enacted a one hundred thousand for one forward stock split. The effects of this split are retroactively reflected in the financial statements as of the beginning of the period presented.

During the quarter ended June 30, 2008, the Company issued 1,000,000 restricted common shares to an unrelated service provider in exchange for consulting services to be rendered during the period from May 23, 2008, the date of the contract, for several months pursuant to a private placement made under Regulation 504. $16,100 and $41,400 of the fair value of this contract was expensed during the quarters ended June 30, 2008 and September 30, 2008, respectively, and the remainder balance of $42,500 represents a prepaid expense awaiting matching over the next quarter as services are performed.

NOTE 4                      INCOME (LOSS) PER SHARE
Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the nine months ended September 30, 2008 and 2007.

NOTE 5                      LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company has an oral, month-to-month lease with its President. The lease is gratuitous and consists of approximately 100 square feet of office space. The effects of the fair value of rent of its headquarters that is provided by a related party are immaterial to the financial statements taken as a whole.

NOTE 6                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2008 and 2007 are summarized as follows:

Cash paid during the period for interest and income taxes:

2008           2007
Income Taxes                                      $   --                                   $  --
Interest                                                $   --                                   $  --

NOTE 7                      GOING CONCERN AND UNCERTAINTY

The Company has suffered a loss from operations in 2006 and 2007. In addition, the Company has generated a negative internal cash flow from its business operations in 2007. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working deficiency, and 2) implement a plan to increase sales. The Company’s continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis contains various “forward looking statements” within regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this S-1, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.

BUSINESS MODEL

Exercise for Life Systems, Inc.’s primary focus is to improve operating margins and cash flows from our existing profit center of personal fitness training, as well as provide value added health and fitness services and to continue helping clients achieve their health and wellness goals.  The Exercise for Life Systems, Inc. product line seeks to provide a unique platform for the delivery of value-added services to its fitness, wellness and weight loss-conscious clients.

We plan to integrate personal training, nutrition advice, and our weight management program into our core fitness training operations to position ourselves as the total source for most of our clients’ wellness and fitness needs.  Our target market includes, but is not limited to 18- to 64-year olds.  This expansion over our prior target market of 18- to 34-year olds is due to the increased awareness of health and physical fitness among 35- to 64-year olds.  Currently, our clients range in age from approximately 12 to 91, reflecting our many years in business and our diverse client base.  Our industry experience has allowed us to identify target markets that will be receptive to our proprietary products and services.

Our products and services include personal training services with professionally certified personal trainers, supplements which are scientifically advanced formulas designed to give the body the maximum benefit from vitamins and minerals, a nutrition and weight management program, and fitness assessments.  We are headquartered in Cornelius, North Carolina, and we seek to enhance stockholder value by building brand awareness and recognition of our products and services as well as by opening new facilities.

PLAN OF OPERATION

We plan to raise additional funds through joint venture partnerships, project debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance that we will be successful in raising additional capital or achieving profitable operations. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties. We will need financing within 12 months to execute our business plan.

For the next 12 months, our Plan of Operations is as follows:

•
Increase revenue through continued addition of new clients and through improved retention of new and existing clients. We offer prospective clients the ability to choose the billing type, amenities and pricing structure they prefer. Prospective clients may choose between our services paid in contract which is discounted or pay as you go, the later of which is more popular. These options are presented in a simplified sales process, giving prospective clients important choices around the term, enrollment fee level and individual training payment amount. We believe our training type offerings align with the “consumer choice” mandate prevalent in the retail marketplace. We also believe the choices we offer are an important competitive differentiator in our market space. Our focus is on improving retention rates through new and more focused initiatives to fully engage new clients in the full range of our wellness offerings (for example, nutrition programs and nutrition products, weight loss and weight management programs, personal training and group exercise).

Leverage our strong background in successfully helping clients attain their goals.  Our services continue to receive high awareness ratings and marketing recognition from consumers.  We believe that strong marketing support at the local level, with messages focused on our target (and in some cases, underserved) market segments are a key to attracting new and retaining present clients.  Continuing high-focused market research is the key, we believe, to understanding our present clients and to identifying geographic markets and consumer segments that present our best opportunities to add new clients.  This market research and the resulting creative concepts, selectively tested in appropriate markets, helps maximize the effectiveness of our advertising.  We plan on sending a mass mailing to The Peninsula residents in order to drive new business.  We identified the aging population in the community and a potential source of new business.

Grow our ancillary revenues.   Our valuable client base affords us an opportunity to provide clients other value-added products and services to help them achieve their health and wellness goals and increase our revenue per client. We offer a comprehensive and extensive list of services to clients and, depending on the retail distribution channel at our fitness facility, these products and services include a potential for nutritional products; potential licensed personal exercise equipment; personal training; group specialty exercise classes; nutrition and weight management programs. We are pursuing other ways to leverage our client base with other services with the goal of mutually benefiting our clients while further increasing our revenue.

RECENT DEVELOPMENTS

We are currently developing our product and service offerings and strengthening our client relationships.

Major ongoing Tasks:

— seeking investors,

— seeking growth opportunities,

— continue with product and service development and promotion.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

Revenues

The Company had revenues of $38,375 for the nine months ended September 30, 2008 compared with $46,053 during the nine months ended September 30, 2007. The decrease is due to fewer clients caused by a weaker US economy in 2008.

The Company had revenues of $5,189 for the three months ended September 30, 2008 compared with $10,685 during the three months ended September 30, 2007. The decrease is due to fewer clients caused by a weaker US economy in 2008.

Operating Expenses

The Company had operating expenses of $115,423 for the nine months ended September 30, 2008. Our operating expenses for the nine months ended September 30, 2007 were $43,564. The increase in operating expenses include the costs of going public, including $10,000 cash and one million common shares paid to an unrelated consulting firm, valued at $.10 per share.

The Company had operating expenses of $56,865 for the three months ended September 30, 2008. Our operating expenses for the three months ended September 30, 2007 were $10,259. The increase in operating expenses include the costs of going public, including $10,000 cash and one million common shares paid to an unrelated consulting firm, valued at $.10 per share. These shares were recorded as prepaid expense in a prior quarter and are expensed as services are performed.

Other Expenses

The Company had no other expenses for the three and nine months ended September 30, 2008 and 2007.

Liquidity and Capital Resources

We had $12,531 cash at September 30, 2008 compared to $143 cash at September 30, 2007. We will be required to raise capital on an ongoing basis. Most recently we raised funds from unrelated accredited investors through private placements of common stock. In the future we will potentially need to raise capital to sustain operations through this channel.

Net cash used in operations were $16,140 and $494 for the nine months ended September 30, 2008 and 2007, respectively. This was attributable to net losses of $84,865 and $6,862 for the nine months ended September 30, 2008 and 2007, respectively, less $16,100 in common stock issued for services rendered in the nine months ended September 30, 2008.

Net cash provided by financing activities during the nine months ended September 30, 2008 was $28,365 which was proceeds from the sale of common stock.

No significant amount of our trade payables has been unpaid within the stated trade term. We are not subject to any unsatisfied judgments, liens or settlement obligations.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management’s most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT TO SFAS 115. ” SFAS No. 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. In addition, SFAS 159 includes an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities ,” and applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years that begin after November 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “NONCONTROLLING INTERESTS IN FINANCIAL STATEMENTS—AN AMENDMENT OF ARB NO.51”. SFAS 160 is intended to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and entities to provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have an effect our financial statements.

Off-Balance Sheet Arangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Accounting Policies Subject to Estimation and Judgment

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation performed by our management, including its Principal Executive Officer and Principal Financial Officer, it was determined that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosures

Changes in Internal Control Over Financial Reporting

Our Principal Executive Officer and Principal Financial Officer have determined that, during the period covered by this quarterly report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. They have also concluded that there were no significant changes in our internal controls after the date of the evaluation.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We have experienced relatively slow growth to this date and without significant increases in the market penetration of our services and improvements to our operating margins we will not achieve profitability.

We anticipate that we could incur significant losses for at least the short-term.  We will not achieve profitable operations until we complete our offering and successfully attract and retain a significant number of clients to, and users of, our services and customers for our other services and generate revenues from these sources that are sufficient to offset the substantial up-front expenditures and operating costs associated with developing and commercializing our services. We may never be able to accomplish these objectives.

It is likely that we will require significant additional financing within the next 12 months and if we are unable to raise the needed funds on an acceptable basis, we may be forced to cease operations.

Our current business plan calls for raising a significant amount of additional funds within the next 12 months.  Under the plan, these new funds would be utilized primarily for increased advertising and to expand our infrastructure through hiring key employees. We believe that this future financing is crucial to our ability to grow and develop our business.  If we are unsuccessful in our ability to raise additional funds on acceptable terms when required, our business may wither and die.

It will be difficult for you to evaluate us based on our past performance because we have only a limited operating history.

We have been engaged in personal training services for a relatively short period of time. Accordingly, we have only limited financial results on which you can evaluate us and our operations.  Accordingly, we should be viewed as essentially a new business and therefore, we are subject to, and may not be successful in addressing, the risks typically encountered by new enterprises and companies operating in the rapidly evolving marketplace, including those risks relating to:

o	the failure to develop brand name recognition and reputation;

o	the failure to achieve market acceptance of our services;

o	a slow down in the growth of general consumer acceptance of personal training; and

o	an inability to grow and adapt our business and technology to evolving consumer demand.

We may not be able to successfully compete in our markets, which are characterized by intense competition and the presence of large competitors.

Given our relatively limited resources, we may not be able to effectively compete in our target markets.  These markets are characterized by intense competition and increasing numbers of new market entrants who have developed or are developing potentially competitive services.  Most of our competitors have significantly greater financial and operating resources compared to us. Our ability to compete will be dependent on our ability to enhance and upgrade our services.

Our limited resources may restrict our ability to manage any growth we may experience.

Growth of our business will likely place a significant strain on our management systems and resources and may require us to implement new operating systems, procedures and controls.  Our failure to manage our growth and expansion could adversely affect our business, results of operations and financial condition. Failure to implement new systems effectively or within a reasonable period of time could adversely affect our business, results of operations and financial condition.

If we lose any of our key personnel or fail to hire and retain other talented employees, our operations could be harmed.

Our success is dependent, in part, on the personal efforts of Adam Slazer, our President, and other key personnel that we hope to hire after this Offering.  Although, we plan to obtain "key-man" insurance on his life in the amount of $1,000,000, the loss of Mr. Slazer's services could have a material adverse effect on our business and prospects. Our success is also dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial, and other personnel. Competition for qualified personnel is intense and we may not be able to hire or retain additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on our business and operations.

We may not be able to attract and retain a sufficient number of clients to maintain or expand the business.

During each of the last two fiscal years, our number of clients declined. The profitability of our fitness operations is dependent, in large part, on our ability to originate and retain clients.  Numerous factors have affected our client origination and retention at our fitness centers and that could lead to a further decline in client origination and retention rates in the future, including the inability of us to deliver quality service at a competitive cost, the presence of direct and indirect competition in the areas we are located and the public’s level of interest in fitness and general economic conditions.

We may not be able to continue to compete effectively in the future.

We expect the persisting increase in competition to continue to have an adverse effect on our business, liquidity, financial condition and results of operations.  In addition, the constraints on our liquidity have limited our ability to invest our operating cash flow in improvements to our fitness centers and address the aging of our facilities, which may affect our ability to compete.  Public perception of our declining liquidity, financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, may result in additional decreases in cash client revenues (particularly those associated with longer term client contracts) and increases in client attrition.  In addition, if liquidity problems persist, our suppliers could refuse to provide key products and services in the future.  Continuing liquidity concerns could also negatively affect our relationship with employees by decreasing productivity and increasing turnover.

Competitors could copy our business model and erode our market share, brand recognition and profitability.

We cannot assure you that our competitors will not attempt to copy our business model, or portions thereof, and that this will not erode our market share and brand recognition and impair our growth rate and profitability. In response to any such competitors, we may be required to decrease our membership fees, which may reduce our operating margins and profitability.

We have significant operations concentrated in a certain geographic area, and any disruption in the operations of our center in this area could harm our operating results.

Any prolonged disruption in the operations of our center, whether due to technical difficulties, power failures or destruction or damage to the center as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our concentration in this market increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

We could be subject to claims related to health or safety risks at our center.

Use of our center poses potential health or safety risks to members or guests through exertion and use of our equipment, facilities and services. We cannot assure you that claims will not be asserted against us for injury or death suffered by someone using our facilities or services.

Certain shareholders control a substantial portion of our outstanding common stock.

Our executive officers, directors and principal shareholders own a significant portion of the outstanding shares of our common stock.  Specifically, Adam Slazer, our President, owns 10,000,000 shares of our common stock. In addition, additional shares and/or options may be issued to our other officers, directors and employees.  Accordingly, these persons, acting together, will be able to influence the election of our directors and thereby influence or direct our policies.

No dividends have been paid on our common stock.

To date, we have not paid any cash dividends on our common stock and we do not expect to declare or pay dividends on the common stock in the foreseeable future. In addition, the payment of cash dividends may be limited or prohibited by the terms of any future loan agreements.

We do not have a prior public market, and there can be no assurance that an active trading market will exist in our Stock after the Offering.

Prior to the Offering, there has been no public market for the Common Stock, and there can be no assurance that an active trading market in the Common Stock will develop after the Offering or be sustained.  The initial public offering price may not be indicative of the market price for the Common Stock after the Offering.  The liquidity of and the market price for the Common Stock can be expected to vary with changes in market and economic conditions, our financial condition and prospects and other factors that generally influence the market prices of securities. Such fluctuations may significantly affect liquidity and market prices independent of our financial performance of and prospects.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 6.      Exhibits and Reports on Form 8-K

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

No reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXERCISE FOR LIFE SYSTEMS, INC. (Registrant)

Date: November 14, 2008	By:	/s/ Adam Slazer
Adam Slazer President, Chief Executive Officer, and Chief Financial Officer