Form 10-K
period 2008-12-31
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2009-04-14
CIK 1444279

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2008

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 333-153589

EXERCISE FOR LIFE SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	22-3464709
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

East Field Road, Suite 200-311
Huntersville, NC 28078
(Address of principal executive offices)

(704) 778-1700
(Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
Yes [  ]                                No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [X]

The Registrant’s revenues for its fiscal year ended December 31, 2008 were $42,424.

The aggregate market value of the voting stock on April 14, 2009 (consisting of Common Stock, $0.0001 par value per share) held by non-affiliates was approximately $305,410 based upon the most recent sales price for such Common Stock on said date ($0.20). April 14, 2009, there were 11,527,050 shares of our Common Stock issued and outstanding, of which approximately 1,527,050 shares were held by non-affiliates.

Number of shares of common stock, par value $.0001, outstanding as of April 14, 2009: 11,527,050

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

Our Company

Exercise for Life Systems, Inc. is a full-service operator of personal fitness training in and around the Lake Norman area of Charlotte, North Carolina. We operate from our training facility located at East Field Road, Suite 200-311 Huntersville, NC  28078. By operating our fitness center in a major metropolitan area such as Charlotte, North Carolina, we are able to offer city-wide training services, providing more value to clients and differentiating ourselves from “mom and pop” competitors while achieving operating efficiencies.

We were incorporated in New Jersey in August of 1996 until we re-domiciled to North Carolina in September, 2008. Since inception, our business, markets, the services we offer and the way we conduct our business have not changed significantly and are not expected to change. Changes that have been made are primarily the result of increasing awareness of the need for exercise, weight control, good nutrition and a healthy lifestyle among adults and children in the United States. We believe that through more targeted sales and marketing efforts of our service offerings we can capitalize on the opportunities in our markets, including the aging of America and generally higher awareness levels of fitness. For many years our target market was the 18- to 34-year old middle-income segment of the population. In recent years, we expanded our target market to include 35- to 64-year olds. Currently, our clients range in age from approximately 12 to 91, reflecting our many years in business and diverse client base.

Beginning in September, 2006, we changed our focus and our business plan by focusing on improving operating margins and cash flows from our existing profit center of personal fitness training. We first focused on operating efficiencies, enrolling more new clients by expanding our service offerings to include discounted services if a client purchases a bulk number of training sessions in advance.  These changes to our business model, when combined with competitive conditions in key markets where well-financed competitors have expanded their operations, have positively affected our operating results and cash collections. We continue to evaluate strategic alternatives to enhance our liquidity and make necessary investments in our ongoing business.

Business Development

Exercise for Life Systems was incorporated in New Jersey in 1996 as A.J. Glaser, Inc. and later incorporated in North Carolina in 2006 also as A.J. Glaser, Inc.  In 2008, A.J. Glaser, Inc. amended its North Carolina Articles of Incorporation to change its name to Exercise for Life Systems, Inc.  In September of 2008 we entered into a plan of exchange with A.J. Glaser, Inc. whereby we exchanged 100 shares of our common stock for all of the issued and outstanding shares of A.J. Glaser, Inc.  We entered into this transaction in order to re-domicile our company in North Carolina where the majority of our business is conducted.

The Company currently operates a full-service personal fitness training center in Cornelius, North Carolina.  Exercise for Life Systems’ product and service offerings seek to help its clients and prospective clients achieve their health and wellness goals while increasing its revenue, earnings, cash flow and profitability. The Company’s primary focus is to improve operating margins and cash flows from the Company’s existing profit center of personal fitness training, as well as provide value added health and fitness services and to continue helping clients achieve their health and wellness goals.  Exercise for Life Systems, Inc. is headquartered in Cornelius, North Carolina.

When it comes to the public’s increasing awareness of the need for exercise, weight control, good nutrition, and a healthy lifestyle, we believe that through more targeted sales and marketing efforts of our service offerings, we can capitalize on the opportunities in our markets, including the aging of America and generally higher awareness levels of fitness. Beginning in 2006, we changed our focus and our business plan by focusing on improving operating margins and cash flows from our existing profit center of personal fitness training.  We first focused on operating efficiencies, enrolling more new clients by expanding our service offerings to include discounted services if a client purchases a bulk number of training sessions in advance.  These changes to our business model, when combined with competitive conditions in key markets where well-financed competitors have expanded their operations, have positively affected our operating results and cash collections.  The Company will continue to evaluate strategic alternatives to enhance our liquidity and make necessary investments in our ongoing business as well as strive to nurture the best practices and talent of our partners and share them broadly to create value for our customers, shareholders, partners and employees.

By operating our fitness center in a major metropolitan area such as Charlotte, North Carolina, Exercise for Life Systems is able to offer city-wide training services, providing more value to clients and differentiating ourselves from “mom and pop” competitors while achieving operating efficiencies.  Our target market includes, but is not limited to, 18- to 64-year olds. Our industry experience has allowed us to identify target markets that will be receptive to our proprietary products and services while allowing the quickest market penetration with as minimal competition as possible.

Business of Issuer

Products and Services

Our fitness operations provide a unique platform for the delivery of value-added services to our fitness, wellness and weight loss-conscious clients.  By integrating personal training, nutrition advice, and our weight management program into our core fitness training operations, we have positioned ourselves as the total source for most of our clients’ wellness and fitness needs.

Personal Training.  We offer fee-based personal training services with professionally certified personal trainers currently on staff. Integrating personal training into select programs has helped fuel the growth of this service. All new clients are also offered a free first work-out with a personal trainer as an important first step toward fitness at the beginning of their training.  Personal training package services are also offered separately, giving customers a full range of personal training options at the point of sale and beyond. We believe that further penetration into the existing client base along with new personal training programs will continue to provide revenue growth opportunities in personal training. Our multi-client personal training sessions (small group personal training) are more affordable for our clients, and on average, have a margin similar to or greater than one-on-one training. We also offer a maintenance program after a client has completed a personal training package.  This allows a client who may have stopped training otherwise to continue using our services.  Maintenance clients can come in once a week, bi-weekly, monthly or quarterly.  These maintenance clients continue to increase revenue by retaining personal trainers services on a more limited basis.  They are also still a source for referrals in the future.

Supplements.  We sell certain supplements which are scientifically-advanced formulas designed to give the body the maximum benefit from vitamins and minerals. They are a powerful combination of plant-derived bioflavonoid, known as oligomeric proanthocyanidins, or OPC's. Made from a unique combination of grape seed, pine bark and red wine extracts (in addition to bilberry and citrus extracts), these OPC's are super-effective free radical neutralizers.* Our web site for this product is located at http://drink2health.isotonix.com. When one takes a daily vitamin or nutritional supplement tablet, the body must work hard for up to four hours to digest and absorb the vitamins and minerals. During that process, your body may not absorb enough nutrients to gain the maximum benefit it needs to remain healthy. Our supplements use an isotonic formula to speed nutrients to the body where they are needed most. An isotonic formula utilizes a powder formula, that, when mixed with water, minimizes the amount of digestion needed to deliver maximum benefit to your body. Through this effective method, the supplements provide delivery and speed nutrients to the body.

*The Food and Drug Administration has not evaluated these statements. The product is not intended to diagnose, treat, cure, or prevent any disease.

Nutrition and Weight Management Program.  We offer a comprehensive nutrition and exercise program customized to an individual’s unique metabolism. This program combines meal plans, grocery lists, recipes, meal replacement bars and meal replacement shakes to offer a comprehensive weight management program to all Exercise for Life Systems, Inc. clients. Using computer-based or manual food logging methods, all participants in our weight loss solution can track their progress towards reaching their weight loss goals. This allows for the integration into a comprehensive lifestyle, health, nutrition and fitness program.  The weight management program can be done individually or in a group setting.  The length of the program is 12 weeks and then we offer a maintenance program for those who want to continue along their weight loss journey.  All participants are weighed and measured every four weeks so we can monitor their improvement.

Fitness Assessments.  We offer the Polar Body Age Assessment.  This state of the art assessment allows clients to see their strengths and weaknesses compared to other people of their same age and sex.  It includes weight, blood pressure, flexibility, strength, girth measurement, cardiovascular, risk factor and weight management assessments.  The most unique part of the Polar Body Age system is that it takes the results of all the assessments and gives the client his or her body age compared to chronological age. All members who sign up for personal training are required to take the 20 page one hour assessment.  Follow up assessments are required every 3 months or at the completion of the personal training program.  This holds the client as well as the trainer responsible for meeting the client’s goals.  We also offer partial assessments for those who only want to do certain aspects of the Polar Body Age System.  Individual body fat, blood pressure and cardiovascular assessments are available.

Our Business Model

Exercise for Life Systems plans to generate income by integrating personal training, nutrition advice, and the weight management program into its core fitness training operations and by positioning itself as the total source for most of its clients’ wellness and fitness needs.  Through its product and service offerings, the Company will increase its revenues by offering a wide array of health and wellness products and services to clients of all ages.  By offering personal service, Exercise for Life Systems will position itself to help its clients successfully achieve their goals and build its brand recognition.

Strategy and Implementation Summary

We will watch our results very carefully. Believing that a business opportunity exists is important. However, we will not pursue a business model if we cannot afford to be in that business. We will strategically focus on retaining existing and signing up new clients. Our business strategy is to quickly and aggressively pursue and expand in areas of success and market dominance that have not already been successfully penetrated by other businesses, or to provide services and solutions not presently offered by our competitors.

Marketing and Sales Strategy

We devote substantial resources to marketing and promoting our fitness services. We believe strong marketing support is important to attracting new clients at both existing and new fitness centers as well as promoting our various service offerings to both new and current clients. We also believe that our sales and marketing efforts compliment other actions and programs to improve client retention.

We advertise primarily through direct mail, newspapers, telephone directories, on-line advertising, and other promotional activities. Our advertising programs are local. Our marketing approach and organization, as well as our creative approach is developed to reach multiple customer segments in the 18- to 64-year old demographic.

Our sales and marketing programs emphasize the benefits of health, physical fitness, nutrition and exercise by appealing to the public’s desire to lose weight, look and feel better, be healthier, experience an improved quality of life and live longer. We believe providing clients a solution to their fitness and nutrition needs, along with flexible payment plans (clients can pay at the time services are rendered or may mail in their payment), our strong brand identity and the convenience of multiple locations, constitute additional competitive advantages.

Our marketing efforts also include corporate and individual marketing programs. We sell corporate services directly to businesses, as well as directly to their employees through a combination of offsite sales activities and corporate events. Open houses and other activities for clients and their guests are used to foster client loyalty and introduce prospective clients to our fitness training center. Referral incentive programs are designed to involve current clients in the process of new enrollments and enhance client loyalty. Direct mail and email reminders encourage referrals and renewals of clients.

We also attract interest from visitors to our Internet homepage at http://www.drmikechandler.com/personaltraining.html and continue to explore ways to use the Internet as a customer relationship management tool. Inquiries via the Internet have become an important source of new clients. All Internet visitors are encouraged to download a free trial visit, as well as set an appointment for an initial visit.

Future Fitness Centers and Operations

Site selection.  Our objective is to select highly-visible locations with high traffic volume, household density and proximity to other generators of retail traffic. Most of our fitness centers will be located near regional, urban and suburban shopping areas and business districts of major cities.

Fitness center model.  Our current fitness center model offers those fitness services our clients use most frequently, such as well-equipped cardiovascular, strength and free weight training areas along with a wide variety of exercise classes. These centers typically are small so as to maintain economic efficiency while still getting a solid workout.

Fitness center operations.  Our overall goal is to maximize our clients’ experiences by combining exercise instruction with nutrition guidance to assist our clients in achieving all of their fitness and weight loss objectives. We believe the most effective way to retain clients is by successfully assisting them in reaching their fitness goals and experiencing a higher quality of life. Our ultimate goal is that they continue to exercise for the rest of their life. We strive to employ friendly, helpful and fitness informed personnel committed to providing a high level of customer service, creating an environment that meets the needs of our clients. We staff our fitness center with well-trained health, fitness and nutrition professionals. Onsite personal trainers are available to assist in the development of a customized training regimen. Our weight management programs and nutrition products are available at all of our domestic fitness centers and are becoming an increasingly important part of our total fitness offering.  All personal trainers are required to have a four year degree in the fitness or physical education field.

Fitness centers that we open in the future may vary in size, amenities and types of services provided.  Our current fitness center contains a wide variety of progressive resistance, cardiovascular and conditioning exercise equipment, as well as free weights and stretch areas with small apparatus equipment. Some fitness centers in the future may contain amenities such as saunas, steam rooms, whirlpools and swimming pools, but there is no guarantee as this would be contingent upon raising capital in the future.

Competition

We operate in a fragmented but highly competitive market. Several of our competitors have access to capital which has fueled their expansion and growth, including entry into key markets served by us. In several cases, these competitors have a more favorable liquidity position than we do. Despite increasing levels of competition, at this time we are an efficient operator of our fitness training center in Cornelius, North Carolina in terms of clients, revenues and square footage of our facility. We primarily compete with other commercial fitness centers; physical fitness and recreational facilities established by local governments, hospitals, and businesses for their employees; the YMCA and similar organizations; and, to a certain extent, with racquet, tennis and other athletic clubs, weight-reduction businesses, and the home-use fitness equipment industry. We also compete, to some degree, with entertainment and retail businesses for the discretionary income of consumers in our target markets. In addition, we face regional competition with increasingly large fitness companies such as 24 Hour Fitness Worldwide, Inc., L.A. Fitness, Inc., Town Sports International Holdings, Inc. (NSDQ: CLUB), Life Time Fitness, Inc. (NYSE: LTM) and Gold’s Gym International, Inc. Other competition comes from new small footprint, lower cost competitors such as Fitness 19, Anytime Fitness and Planet Fitness.

Competition has increased in certain markets from competitors expanding their scope of operations, and due to the decrease in the barriers to entry into the market with financing available from, among others, financial institutions, landlords, equipment manufacturers, private equity sources and the public capital markets. We believe several competitive factors influence success in the fitness center business, including convenience, price, customer service, and quality of operations, quality and innovative programming as well as the ability to secure prime real estate. We believe we benefit from our flexible and affordable client plans, and our diverse client base, although we have been adversely affected by our lack of capital and the aging of our facility, which affects our ability to compete. We expect the persisting increase in competition from well-financed competitors to continue to have an adverse effect on our business.

We believe we compete favorably in the principal competitive factors in our market, which consist of the following:

·	Knowledgeable physical trainers,
·	Technologically advanced products and services; and
·	Technical capability and management experience and expertise.

Competitive Edge

The competitive edge of Exercise for Life Systems, Inc. is due to the following:

Knowledge.   Through our strategic recruiting efforts at the nation’s best colleges that offer four year degrees, we strive to hire only the best and most qualified personal trainers and employees.  All of our trainers are required to have a four year degree in a fitness or physical education curriculum.  We do not experience a high turnover of personal trainers, and as a result, our trainers are experienced with and knowledgeable about our business, products and services.

Leading Edge Technology. Our product and service offerings are equipped with leading edge technology.  By offering scientifically advanced supplements, customized nutrition and weight management programs, and state of the art fitness assessments, we are able to offer our clients what they need to achieve their desired goals.

People. We have a history in working with people and helping them achieve their goals.  By hiring our personal training managers from within the Company, our center is run by professional managers who are familiar with our business, products and services and who have also built a rapport with our existing clients.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deems to be immaterial also may materially adversely affect our business, financial condition or results of operations.

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

Our current business plan calls for raising a significant amount of additional funds within the next 12 months.  Under the plan, these new funds would be utilized primarily for increased advertising and to expand the Company’s infrastructure through hiring key employees. We believe that this future financing is crucial to our ability to grow and develop our business.  If we are unsuccessful in our ability to raise additional funds on acceptable terms when required, our business may wither and die.

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

The Company does not have a prior public market, and there can be no assurance that an active trading market will exist in our Stock after the Offering.

Prior to the Offering, there has been no public market for the Common Stock, and there can be no assurance that an active trading market in the Common Stock will develop after the Offering or be sustained.  The initial public offering price may not be indicative of the market price for the Common Stock after the Offering.  The liquidity of and the market price for the Common Stock can be expected to vary with changes in market and economic conditions, the financial condition and prospects of the Company and other factors that generally influence the market prices of securities.  Such fluctuations may significantly affect liquidity and market prices independent of the financial performance of and prospects for the Company.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at East Field Road, Suite 200-311 Huntersville, NC  28078.  The Company has an oral contract to lease the premises with its President.  The lease is gratuitous and consists of approximately 100 square feet of office space.  The effects of the fair value of rent of its headquarters that is provided by a related party are immaterial to the financial statements taken as a whole.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market for Common Equity

Our common stock is quoted on the Electronic Bulletin Board under the symbol, EFLS.OB. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following tables set forth the high and low sale prices for our common stock as reported on the Electronic Bulletin Board for the periods indicated.

Dividends

We have never paid a cash dividend on our common stock. The payment of dividends may be made at the discretion of our Board of Directors, and will depend upon, among other things, our operations, capital requirements, and overall financial condition. There are no contractual restrictions on our ability to declare and pay dividends.

Preferred Stock

We currently have zero shares of preferred stock outstanding.

Number of Holders

As of March 12, 2009, we had 41 common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the past three years the Registrant has issued the following securities without registration under the Securities Act of 1933, as amended:

During 2008, we issued 1,000 common shares each to William C. Moncrief Jr., Terri Lynn Abel, Mark A. Dell, Judith A. Newland, Thomas F. Von Ohlen, Stephen Glaser, Stacie K. Branham, Bradley E. Turner, Stacie Dyan Cottone, Angela Cottone, Nancy Lea Hart/Doc Hart, Tracie Zehnal, Thomas A. Brophy, Vanessa Cottone, Tara Cottone, and Michael W. Chandler at $0.10 per share for a total of $100 from each investor and an aggregate of $1,600. We used the proceeds from these offerings for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there was only one offeree in each offering, (3) each offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

Also in 2008, we issued 35,000 common shares to Steven A. Bongiovanni at $0.10 per share for an aggregate price of $3,500.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 10,000 common shares each to Richard A. West, Joseph M. Wilkins, Valerie A. Garman, and Sunbelt Studios, LLC at $0.10 per share for a total of $1,000 from each investor and an aggregate of $4,000.  We used the proceeds from these offerings for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there was only one offeree in each offering, (3) each offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During 2008, we issued 5,000 common shares each to Mark J. Koury, Christopher S. Moseley, and George and Nellie Roth at $0.10 per share for a total of $500 from each investor and an aggregate of $1,500.  We used the proceeds from these offerings for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there was only one offeree in each offering, (3) each offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

Also in 2008, we issued 50,000 common shares to Kenneth Griffin Jr and Bryan Kuskie at $0.10 per share for an aggregate price of $10,000.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 2,000 common shares each to Adam D.A. Matisko, Ray Moseley, William A. Byrd, Richard Neil Younts, Rodney Slagter, and Dean A. Stewart for a total of $200 from each investor and an aggregate of $1,200.  We used the proceeds from these offerings for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there was only one offeree in each offering, (3) each offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During 2008, we issued 2,050 common shares to Stacie D. Criscuolo at $0.10 per share for an aggregate price of $205.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

Also in 2008, we issued 100,000 common shares to Lisa Derosa and Tray Rorie at $0.10 per share for an aggregate price of $20,000.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During 2008, we issued 7,500 common shares to Scott R. Tetterton at $0.10 per share for an aggregate price of $750.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 7,000 common shares to Stanly Nicastro at $0.10 per share for an aggregate price of $700.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

Also in 2008, we issued 10,000,000 common shares to Adam Slazer for his services to the Company as Founder and President.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During 2008, we issued 92,500 common shares to Guardian Registrar and Transfer, Inc. for its services to the Company as registrar and transfer agent.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 1,000,000 common shares to Greentree Financial Group, Inc. for professional services in connection with preparing this registration statement, EDGAR services, selecting an independent transfer agent and advisement on blue sky issues. These shares are valued at $.10 per share, yielding an aggregate expense of $100,000 that will be included in our financial statements during fiscal 2008. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 100 shares of common stock to A.J. Glaser, Inc. in connection with a plan of exchange whereby we exchanged 100 shares of our stock for 100 shares of A.J. Glaser, Inc. common stock constituting a 100% interest in A.J. Glaser, Inc.  We entered into this exchange transaction in order to redomicile our company to the State of North Carolina.  We chose North Carolina because it is where the majority of our operations are conducted.  A copy of the plan of exchange is attached hereto as Exhibit 10.3.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Guardian Registrar & Transfer, Inc. located at 7951 SW 6th Street, Suite 216, Plantation, Florida 33324.

ITEM 6. SELECTED FINANCIAL DATA

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our magazines on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Revenues

The Company had revenues of $42,424 for the year ended December 31, 2008 compared with $61,127 during the year ended December 31, 2007. The decrease in revenue can be attributed to higher traveling expenses and less client retention due to the downturn in the economy.

Cost of Sales

Cost of revenue primarily includes supplement costs, weight loss products, maintaining equipment, and purchasing new equipment. During the year ended December 31, 2008, we had cost of revenues of $8,687, or approximately 20.4% of revenues, versus cost of revenues of $14,867, or approximately 24% of revenues. The cost of revenue as a percentage of revenue decreased because revenues all together were down.

Operating Expenses

The Company had operating expenses of $179,794 for the year ended December 31, 2008. Our operating expenses for the year ended December 31, 2007 were $27,210. The cost of going public and the cost of advertising to try to build business are the causes of the increase in operating expenses.

Other Expenses

The Company had no other expenses for the year ended December 31, 2008 and 2007.

Income/Losses

We had a net (loss) of $(146,057) and $19,050 for the years ended December 31, 2008 and 2007, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $179,794 and $27,210 for the years ended December 31, 2008 and 2007, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

Impact of Inflation

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity And Capital Resources

We had only $1,895 cash for the year ended December 31, 2008. We will be required to raise capital on an ongoing basis. Most recently we raised funds from unrelated accredited investors through private placements of common stock. In the future we will potentially need to raise capital to sustain operations through this channel.

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a retained deficiency of $121,512 as of December 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

Management's plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase revenues in an effort to generate positive cash flow. Additionally, we must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2008 and 2007

Statements of Operations	For the year ended December 31, 2008	For the year ended December 31, 2007

Revenues	$42,424	$61,127
Cost of Sales	$(8,687)	$(14,867)
Gross profit	$33,737	$46,260
Operating expenses	$179,794	$27,210
(Loss) from operations	$(146,057)	$19,050
Interest expense	$-	$-
Net (loss)	$(146,057)	$19,050
Net loss per common share	**	**

** Less than $.01
Balance Sheet	As of December 31, 2008

Cash	$1,895
Total current assets	$1,895
Other assets	$22,743
Total Assets	$24,638
Current liabilities	$10,998
Long term liabilities	$0
Stockholders’ equity	$13,640
Total liabilities and stockholders’ equity	$24,638

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:
Exercise For Life Systems, Inc. (FKA A.J. Glaser, Inc.)

I have audited the balance sheet of Exercise For Life Systems, Inc. (FKA A.J. Glaser, Inc.) as of December 31, 2008, and the related statements of operations, stockholders’ equity, and cash flows for the two years ended December 31, 2008. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exercise For Life Systems, Inc. (FKA A.J. Glaser, Inc.) as of December 31, 2008, and the results of its operations and its cash flows for the two years ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered a loss in 2008, has negative working capital, and generated a negative internal cash flow from operations in 2008 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Traci J. Anderson, CPA

Huntersville, North Carolina

April 7, 2009

EXERCISE FOR LIFE SYSTEMS, INC.
(FKA A.J. GLASER, INC.)
BALANCE SHEET
AS OF DECEMBER 31, 2008 AND 2007

ASSETS	12/31/2008	12/31/2007

CURRENT ASSETS:
Cash	$1,895	$316
TOTAL CURRENT ASSETS	1,895	316

FIXED ASSETS:
Machinery and equipment	56,090	56,090
Accumulated depreciation	(33,347)	(22,131)
TOTAL FIXED ASSETS	22,743	33,959

TOTAL ASSETS	$24,638	$34,275

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,998	$8,730
TOTAL CURRENT LIABILITIES	10,998	8,730

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 100,000,000 shares authorized; 11,517,050 shares issued and outstanding)	1,152	1,000
Common stock subscribed but not yet issued (10,000 shares)	1	-
Additional paid in capital	133,999	-
Retained deficit	(121,512)	24,545
TOTAL STOCKHOLDERS' EQUITY	13,640	25,545

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,638	$34,275

The accompanying notes are an integral part of these financial statements

EXERCISE FOR LIFE SYSTEMS, INC.
(FKA A.J. GLASER, INC.)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For The Year
	Ended December 31,
	2008	2007
REVENUES:
Sales	$42,424		$61,127
Cost of sales	(8,687)		(14,867)
Gross profit	33,737		46,260

EXPENSES:
Selling, general and administrative expenses	179,794		27,210
Total expenses	179,794		27,210

(Loss) from operations	$(146,057)		$19,050

Provision for income taxes	-		-

NET (LOSS)	$(146,057)		$19,050

Basic and fully diluted net loss per common share:	$(0.01)	$	*

Weighted average common shares outstanding	10,758,525		10,000,000

* less than $.01 per share.

The accompanying notes are an integral part of these financial statements

EXERCISE FOR LIFE SYSTEMS, INC.
(FKA A.J. GLASER, INC.)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31 , 2008

			Common	Common
			Stock	Stock
			Subscribed	Subscribed	Additional	Retained
	Common Stock		Not Issued	Not Issued	Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balances, January 1, 2007	10,000,000	$1,000	-	$-	$-	$5,495

Net income for the year ended December 31, 2007	-	-			-	19,050

Balances, December 31, 2007	10,000,000	$1,000	-	$-	$-	$24,545

Cash proceeds from the sale of common stock	424,550	42	10,000	1	24,858	-

Issuance of common stock for services rendered	1,092,500	109	-	-	109,141	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	(146,057)

Balances, December 31, 2008	11,517,050	$1,152	10,000	$1	$133,999	$(121,512)

The accompanying notes are an integral part of these financial statements

EXERCISE FOR LIFE SYSTEMS, INC.
(FKA A.J. GLASER, INC.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(146,057)	$19,050
Adjustments to reconcile net (loss) to net cash (used in) operations:
Depreciation	11,216	11,106
Common stock issued for fair value of services rendered	109,250	-
Increase (decrease) in operating liabilities:
Accounts payable	2,270	1,746
NET CASH (USED IN) OPERATING ACTIVITIES	(23,321)	31,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(963)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of shareholder loans	-	(31,260)
Proceeds from sale of common stock to investors	24,900	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,900	(31,260)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,579	(321)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	316	637

END OF THE YEAR	$1,895	$316

The accompanying notes are an integral part of these financial statements

EXERCISE FOR LIFE SYSTEMS, INC. (FKA A.J. GLASER, INC.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Exercise For Life Systems, Inc. (FKA A.J. Glaser, Inc.), (the “Company”) offers personal fitness training services and products and is located in the Charlotte, North Carolina area. The Company was incorporated in the State of North Carolina on September 27, 2006.

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

Fair Value of Financial Instruments
The Company’s financial instruments are cash and accounts payable. The recorded values of cash and payables approximate their fair values based on their short-term nature.

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

EXERCISE FOR LIFE SYSTEMS, INC. (FKA A.J. GLASER, INC.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Property and Equipment - Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from five to seven years.

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

EXERCISE FOR LIFE SYSTEMS, INC. (FKA A.J. GLASER, INC.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Risk and Uncertainties - The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a material impact on its financial position, results of operations or cash flows during the year ended December 31, 2008. The Company does not expect the deferred portion of the adoption of SFAS 157 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R on its results of operations and financial condition.

EXERCISE FOR LIFE SYSTEMS, INC. (FKA A.J. GLASER, INC.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (cont.) - In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

EXERCISE FOR LIFE SYSTEMS, INC. (FKA A.J. GLASER, INC.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (cont.) - In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE 2 INCOME TAXES

At December 31, 2008 the Company had federal and state net operating loss carry forwards of approximately $10,000 that expire in various years through the year 2022.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2008 and 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2008 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $4,000 less a valuation allowance in the amount of approximately $4,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $4,000 and $-0- for the years ended December 31, 2008 and 2007, respectively.

The Company’s total deferred tax asset as of December 31, 2008 is as follows:

Net operating loss carry forwards                                                       $    4,000
Valuation allowance                                                                               (4,000)

Net deferred tax asset                                                           $      --
                                =======

EXERCISE FOR LIFE SYSTEMS, INC. (FKA A.J. GLASER, INC.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE 2 INCOME TAXES (CONT.)

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2008 and 2007 is as follows:

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

During the year ended December 31, 2007, the Company enacted a one hundred thousand for one forward stock split. The effects of this split are retroactively reflected in the financial statements as of the beginning of the period presented.

During the year ended December 31, 2008, the Company issued 1,000,000 and 92,500 restricted common shares to unrelated service providers in exchange for consulting services to be rendered during such year pursuant to a private placement made under Regulation 504. These shares were priced at the private placement price which approximated the fair value of the services rendered. The Company recorded $109,250 in non-cash consulting expense during the year ended December 31, 2008 for these shares.

During the year ended December 31, 2008, the Company issued 424,550 common shares to accredited investors in exchange for $24,900 in capital contributions pursuant to a private placement made under Regulation 504.

NOTE 4 INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the years ended December 31, 2008 and 2007.

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
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE 6 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2008 and 2007 are summarized as follows:

Cash paid during the period for interest and income taxes:

  2008           2007
Income Taxes                                        $   --            $  --
Interest                                                  $   --            $  --

NOTE 7 GOING CONCERN AND UNCERTAINTY

The Company has suffered a loss from operations in 2008. In addition, the Company has generated a negative internal cash flow from its business operations in 2008 and has negative working capital at December 31, 2008. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  We believe that this framework will assist in the provision of reasonable assurance of the effectiveness and efficiency of operations, the reliability of financial reporting, and compliance with applicable laws and regulations.  In adopting the COSO framework, we maintain a control environment, perform risk assessments, carry out control activities, emphasize quality information and effective communication, and perform monitoring.  In the maintenance of a control environment, we are committed to integrity and ethical values as well as to competence.  We strive to assign authority and responsibility in a manner that supports our internal controls, and we also maintain human resources policies and procedures designed to support our internal controls.  Our risk assessments are designed to ensure the achievement of company-wide and process-level objectives as well as to identify and analyze risks while managing change.  We believe that all of these components together form a foundation for sound internal control through directed leadership, shared values and a culture that emphasizes accountability for control.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2008, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2008, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by the Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors are elected at the annual meeting of shareholders and hold office for one year and until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board. We have not entered into any employment agreements with our executive officers.

NAME	AGE	POSITION

Adam Slazer	39	Founder, President, Chief Executive Officer, and Director

Adam Slazer, Founder, President, CEO, and Director

Since 1991, Adam Slazer has lived by his deep-rooted inner vision of exercise and fitness.  He created Exercise for Life Systems, Inc. to teach people the practical side and tremendous benefits of exercise.  With spirited enthusiasm and absolute professionalism, he instructs and motivates a wide range of clients to achieve and maintain their health and fitness goals.  His knowledge and passion for fitness have helped many people make a lifetime commitment to their health and to themselves.  Adam is a certified personal trainer with a Bachelor of Science degree in physical education from Southern Connecticut State University.  In addition to guiding women, men, athletes, and executives down the fitness road, his experience includes working with the strength coach for the New York Yankees.

Family Relationships.

None.

Legal Proceedings.

No officer, director, or persons nominated for such positions and no promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on our Board, and us are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•           Compliance with applicable governmental laws, rules and regulations
The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
•           Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2008. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the fiscal year ended December 31, 2008, 2007, 2006, the compensation awarded to, paid to, or earned by, our executive officers:

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Adam Slazer	2008 2007 2006	$4,800 $6,000 $8,000	-	-	-	-	-	-	$4,800 $6,000 $8,000

 Outstanding Equity Awards At Fiscal Year-End Table

None.

Option Exercises And Stock Vested Table

None.

Pension Benefits Table

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

Potential Payments Upon Termination Or Change In Control Table

None.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

As of March 12, 2009, we had 41 stockholders of record and 11,527,050 shares of our Common Stock outstanding. The following table sets forth as of March 12, 2009, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Director, nominee and executive officer; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 11,527,050 shares of our Common Stock outstanding as of March 11, 2009.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 12, 2009

Name of Beneficial Owner	Number of Shares of Common Stock (1)	Percent of Class
Adam Slazer	10,000,000	86.7%
Greentree Financial Group, Inc.	1,000,000	8.67%
All Directors and executive officers of the Company as a group (1 person)	10,000,000	87.7%

(1)	Based on 11,527,050 issued and outstanding shares of common stock.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Traci J. Anderson, CPA ("Anderson") for our audit of the annual financial statements for the years ended December 31, 2008 and 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2008	2007
		Anderson

Audit Fees (1)	$3,500	$3,500	(3)
Audit-Related Fees (4)		--
Tax Fees (5)		--
All Other Fees (6)		--
Total Accounting Fees and Services	$3,500	$3,500

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Forms 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Anderson relate to services in connection with consents and assistance with and review of documents filed with the Securities and Exchange Commission.
(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Traci J. Anderson CPA were pre-approved by our Board of Directors.

We are presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

    (a) On December 31, 2008, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of Exercise for Life Systems, Inc.. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2008
Statements of Operations - for the years ended December 31, 2008 and 2007
Statements of Cash Flows - for the years ended December 31, 2008 and 2007
Statements of Stockholders’ Equity - for the years ended December 31, 2008 and 2007
Notes to Financial Statements

2. Exhibits
14.1 Code of Ethics *
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed previously.

(b)	Reports on Form 8-K

None

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

Exercise for Life Systems, Inc.

Date: April 14, 2009	By:	/s/ Adam Slazer
Adam Slazer
President