Form 10-Q
period 2009-03-31
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2009-05-15
CIK 1444279

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission File Number
0001444279[Missing Graphic Reference]

EXERCISE FOR LIFE SYSTEMS, INC.

North Carolina	22-3464709
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

Adam Slazer
Chief Executive Officer
East Field Road, Suite 200-311
Huntersville, NC  28078
Telephone No.:  704-778-1700
(Name, Address and Telephone Number
of Principal Executive Offices and Agent for Service)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of May 13, 2009:      11,527,050

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

INDEX TO FORM 10-Q

PART I                                                                                                                                                                                                                                                                                                     Page No.

Item 1.  Financial Statements                                                                                                                                                                                                                                                                         3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                                                                                                                                             12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                                                  13

Item 4. Controls and Procedures                                                                                                                                                                                                                                                                  13

Item 4T. Controls and Procedures                                                                                                                                                                                                                                                               13

PART II

Item 1.  Legal Proceedings                                                                                                                                                                                                                                                                            14

Item 1A. Risk Factors                                                                                                                                                                                                                                                                                    14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                                                                                                  14

Item 3.  Defaults Upon Senior Securities                                                                                                                                                                                                                                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                                                                                                                                                                                                                14

Item 5.  Other Information                                                                                                                                                                                                                                                                             14

Item 6.  Exhibits                                                                                                                                                                                                                                                                                               14

ITEM 1. FINANCIAL STATEMENTS

INDEX TO EXERCISE FOR LIFE SYSTEMS, INC. FINANCIAL STATEMENTS

EXERCISE FOR LIFE SYSTEMS, INC.                                                                                                                                                                                                                                                   PAGE

Balance Sheets                                                                                                                                                                                                                                                                                 4

Statements of Operations                                                                                                                                                                                                                                                               5

Statement of Stockholders’ Equity                                                                                                                                                                                                                                                6

Statements of Cash Flows                                                                                                                                                                                                                                                               7

Notes to Financial Statements                                                                                                                                                                                                                                                        8

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	(Unaudited)	(Audited)
ASSETS	3/31/2009	12/31/2008

CURRENT ASSETS:
Cash	$3,191	$1,895
TOTAL CURRENT ASSETS	3,191	1,895

FIXED ASSETS:
Machinery and equipment	56,090	56,090
Accumulated depreciation	(36,151)	(33,347)
TOTAL FIXED ASSETS	19,939	22,743

TOTAL ASSETS	$23,130	$24,638

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$19,873	$10,998
TOTAL CURRENT LIABILITIES	19,873	10,998

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 100,000,000 shares authorized; 11,527,050 shares issued and outstanding)	1,153	1,152
Common stock subscribed but not yet issued (10,000 shares at December 31, 2008)	-	1
Additional paid in capital	133,999	133,999
Retained deficit	(131,895)	(121,512)
TOTAL STOCKHOLDERS' EQUITY	3,257	13,640

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,130	$24,638

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008 (UNAUDITED)

(Unaudited)	For The Three Months
	Ended March 31,
	2009		2008
REVENUES:
Sales		$8,949		$20,603
Cost of sales		(2,021)		(4,128)
Gross profit		6,928		16,475

EXPENSES:
Selling, general and administrative expenses		17,311		19,644
Total expenses		17,311		19,644

(Loss) from operations		$(10,383)		$(3,169)

Provision for income taxes		-		-

NET (LOSS)		$(10,383)		$(3,169)

Basic and fully diluted net loss per common share:	$	*	$	*

Weighted average common shares outstanding		11,522,050		10,000,000

* less than $.01 per share.

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

(Unaudited)			Common	Common
			Stock	Stock
			Subscribed	Subscribed	Additional	Retained
	Common Stock		Not Issued	Not Issued	Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balances, January 1, 2009	11,517,050	$1,152	10,000	$1	$133,999	$(121,512)

Issuance of common stock for services rendered	10,000	1	(10,000)	(1)	-	-

Net loss for the quarter ended March 31, 2009	-	-	-	-	-	(10,383)

Balances, March 31, 2009	11,527,050	$1,153	-	$-	$133,999	$(131,895)

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008 (UNAUDITED)

	(Unaudited)	(Unaudited)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(10,383)	$(3,169)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation	2,804	2,804
Increase (decrease) in operating liabilities:
Accounts payable	8,875	203
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,296	(162)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,296	(162)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	1,895	316

END OF THE PERIOD	$3,191	$154

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

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

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

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

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a material impact on its financial position, results of operations or cash flows during the year ended December 31, 2008. The Company does not expect the deferred portion of the adoption of SFAS 157 to have a material impact on its financial statements.

Recent Accounting Pronouncements (cont.) - In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R on its results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

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

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (cont.) – In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

On May 9, 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 will be effective for the Company on January 1, 2009. The adoption of FSP APB 14-1 is not expected to have a material impact on the Company’s results of operations or financial position.

Recent Accounting Pronouncements (cont.) – On June 16, 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance is effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities”, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. EITF 07-5 will be effective for the Company on January 1, 2009. The adoption of EITF 07-5 is not expected to have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP 03-6-1). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. This FSP will be effective for the Company on January 1, 2009 and requires that all prior-period earnings-per-share data that are presented be adjusted retrospectively. The Company does not expect FSP 03-6-1 to have a material impact on its earnings per share calculations.

Recent Accounting Pronouncements (cont.) – In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to the Company’s financial assets and liabilities recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on the Company’s financial statements.

In November 2008, the EITF reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for the Company’s year beginning January 1, 2009 and is to be applied prospectively. The adoption of Issue No. 08-6 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities” (FSP 140-4). FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008. The adoption of FSP 140-4 did not have any impact on the Company’s financial statements.

In December 2008, the FASB issued FSP No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP will be effective for the Company’s year beginning January 1, 2009 and is not expected to have a material impact on its financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

NOTE 2                      INCOME TAXES

At March 31, 2009 the Company had no federal and state net operating loss carry forwards remaining.

Due to operating losses, there is no provision for current federal or state income taxes for the three months ended March 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three months ended March 31, 2009 and 2008 is as follows:

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

NOTE 4                      INCOME (LOSS) PER SHARE
Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the three months ended March 31, 2009 and 2008.

NOTE 5                      LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company has an oral, month-to-month lease with its President. The lease is gratuitous and consists of approximately 100 square feet of office space. The effects of the fair value of rent of its headquarters that is provided by a related party are immaterial to these financial statements taken as a whole.

NOTE 6                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2009 and 2008 are summarized as follows:

Cash paid during the period for interest and income taxes:

2009           2008
Income Taxes                                                        $   --                                          $  --
Interest                                                                   $   --                                          $  --

NOTE 7                      GOING CONCERN AND UNCERTAINTY

The Company has suffered a loss from operations in 2009 and 2008. In addition, the Company has generated a negative internal cash flow from its business operations in 2009. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis contains various “forward looking statements” within regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.

BUSINESS MODEL

Exercise for Life Systems, Inc.’s primary focus is to improve operating margins and cash flows from the Company’s existing profit center of personal fitness training, as well as provide value added health and fitness services and to continue helping clients achieve their health and wellness goals.  The Exercise for Life Systems, Inc. product line seeks to provide a unique platform for the delivery of value-added services to its fitness, wellness and weight loss-conscious clients.

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

PLAN OF OPERATION

We plan to raise additional funds through project debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance that we will be successful in raising additional capital or achieving profitable operations. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties. We will need financing within 12 months to execute our business plan.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Revenues

The Company had revenues of $8,949 for the three months ended March 31, 2009 compared with $20,603 during the three months ended March 31, 2008. The decrease in revenue is attributable to the weak economy and fewer customers having disposable income for our training services.

Operating Expenses

The Company had operating expenses of $17,311 for the three months ended March 31, 2009. Our operating expenses for the three months ended March 31, 2009 were $19,644. The decrease in operating expenses includes the decrease in selling, general and administrative expenses.

Other Expenses

The Company had no other expenses for the three months ended March 31, 2009 and 2008.

Liquidity and Capital Resources

We had $3,191 cash for the three months ended March 31, 2009 compared to $154 for the three months ended March 31, 2008. We will be required to raise capital on an ongoing basis. Most recently we raised funds from unrelated accredited investors through private placements of common stock. In the future we will potentially need to raise capital to sustain operations through this channel.

Net cash flows provided by (used in) operating activities were $1,296 for the three months ended March 31, 2009 and net cash flows used in operating activities were $162 for the three months ended March 31, 2008. This is primarily attributable to an increase in accounts payable of $8,875 three months ended March 31, 2009 compared to an accounts payable balance of $203 for the three months ended March 31, 2008.

There were no cash flows from investing activities for the three months ended March 31, 2009 and 2008.

There were no cash flows from financing activities for the three months ended March 31, 2009 and 2008.

Overall, we have funded all of our cash needs from inception through March 31, 2009 with proceeds from issuance of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

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

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

ITEM 1A.   RISK FACTORS

The information to be reported under this item is not required of smaller reporting companies.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not had any unregistered sales of equity securities in the first quarter of 2009.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not had any submission of matters to a vote of security holders.

ITEM 5.      OTHER INFORMATION

We do not have any other information to report.

ITEM 6.      EXHIBITS

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXERCISE FOR LIFE SYSTEMS, INC. (Registrant)

Date: May 13, 2009	By:	Adam Slazer
Adam Slazer President, Chief Executive Officer, and Chief Financial Officer