Form 10-Q
period 2008-06-30
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2009-08-11
CIK 1444279

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission File Number
0001444279

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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of July 24, 2009:      11,527,050

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

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	(Unaudited)	(Audited)
ASSETS	6/30/2009	12/31/2008

CURRENT ASSETS:
Cash	$2,631	$1,895
TOTAL CURRENT ASSETS	2,631	1,895

FIXED ASSETS:
Machinery and equipment	56,090	56,090
Accumulated depreciation	(38,955)	(33,347)
TOTAL FIXED ASSETS	17,135	22,743

TOTAL ASSETS	$19,766	$24,638

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$21,417	$10,998
TOTAL CURRENT LIABILITIES	21,417	10,998

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 100,000,000 shares authorized; 11,527,050 shares issued and outstanding at June 30, 2009)	1,153	1,152
Common stock subscribed but not yet issued (10,000 and -0-shares at June 30, 2009 and December 31, 2008, respectively)	-	1
Additional paid in capital	133,999	133,999
Retained deficit	(136,803)	(121,512)
TOTAL STOCKHOLDERS' EQUITY	(1,651)	13,640

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,766	$24,638

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2008 (UNAUDITED)

(Unaudited)	For The Three Months				For The Six Months
	Ended June 30,				Ended June 30,
	2009		2008		2009		2008
REVENUES:
Sales		$11,047		$12,583		$19,996		$33,186
Cost of sales		(1,997)		(2,547)		(4,018)		(6,675)
Gross profit		9,050		10,036		15,978		26,511

EXPENSES:
Selling, general and administrative expenses		13,958		38,914		31,269		58,558
Total expenses		13,958		38,914		31,269		58,558

(Loss) from operations		$(4,908)		$(28,878)		$(15,291)		$(32,047)

Provision for income taxes		-		-		-		-

NET (LOSS)		$(4,908)		$(28,878)		$(15,291)		$(32,047)

Basic and fully diluted net (loss) per common share:	$	*	$	*	$	*	$	*

Weighted average common shares outstanding		11,527,050		10,574,500		11,522,050		10,287,250

* less than $.01 per share.

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

(Unaudited)			Common	Common
			Stock	Stock
			Subscribed	Subscribed	Additional	Retained
	Common Stock		Not Issued	Not Issued	Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balances, January 1, 2009	11,517,050	$1,152	10,000	$1	$133,999	$(121,512)

Issuance of common stock previously subscribed	10,000	1	(10,000)	(1)	-	-

Net loss for the six months ended June 30, 2009	-	-	-	-	-	(15,291)

Balances, June 30, 2009	11,527,050	$1,153	-	$-	$133,999	$(136,803)

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 and 2008 (UNAUDITED)

	(Unaudited)	(Unaudited)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(15,291)	$(32,047)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation	5,608	5,608
Common stock issued for services rendered and expensed	-	16,100
Increase (decrease) in operating liabilities:
Accounts payable	10,419	9,863
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	736	(476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock to investors	-	14,900
NET CASH PROVIDED BY OPERATING ACTIVITIES	-	14,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	736	14,424

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	1,895	316

END OF THE PERIOD	$2,631	$14,740

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

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

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “ Financial Statements” (“ARB 51”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in  net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (cont.) – In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s financial statements.

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

On May 9, 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal

Recent Accounting Pronouncements (cont.) -- years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 will be effective for the Company on January 1, 2009. The adoption of FSP APB 14-1 is not expected to have a material impact on the Company’s results of operations or financial position.

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

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (cont.) – In November 2008, the EITF reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for the Company’s year beginning January 1, 2009 and is to be applied prospectively. The adoption of Issue No. 08-6 is not expected to have a material impact on the Company’s financial position or results of operations.

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

NOTE 2                      INCOME TAXES

At June 30, 2009 the Company had no federal and state net operating loss carry forwards remaining.

Due to operating losses, there is no provision for current federal or state income taxes for the three and six months ended June 30, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three and six months ended June 30, 2009 and 2008 is as follows:

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

NOTE 4                      INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the three and six months ended June 30, 2009 and 2008.

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

NOTE 6                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2009 and 2008 are summarized as follows:

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Revenues

The Company had revenues of $11,047 for the three months ended June 30, 2009 compared with $12,583 during the three months ended June 30, 2008. The decrease in revenue is attributable to the weak economy and fewer customers having disposable income for our training services.

The Company had revenues of $19,996 for the six months ended June 30, 2009 compared with $33,186 during the six months ended June 30, 2008. The decrease in revenue is attributable to the weak economy and fewer customers having disposable income for our training services.

Operating Expenses

The Company had operating expenses of $13,958 for the three months ended June 30, 2009. Our operating expenses for the three months ended June 30, 2008 were $38,914. The decrease in operating expenses includes the decrease in selling, general and administrative expenses.

The Company had operating expenses of $31,269 for the six months ended June 30, 2009. Our operating expenses for the six months ended June 30, 2008 were $58,558. The decrease in operating expenses includes the decrease in selling, general and administrative expenses.

Other Expenses

The Company had no other expenses for the three and six months ended June 30, 2009 and 2008.

Liquidity and Capital Resources

We had $2,631 cash for the six months ended June 30, 2009 compared to $14,740 for the six months ended June 30, 2008. We will be required to raise capital on an ongoing basis. In 2008, we raised funds from unrelated accredited investors through private placements of common stock. In the future we will potentially need to raise capital to sustain operations through this channel.

Net cash flows provided by (used in) operating activities were $736 for the six months ended June 30, 2009 and net cash flows used in operating activities were $476 for the six months ended June 30, 2008. This is primarily attributable to an increase in accounts payable of $10,419 for the six months ended June 30, 2009 compared to an accounts payable balance of $9,863 for the six months ended June 30, 2008.

There were no cash flows from investing activities for the six months ended June 30, 2009 and 2008.

There were no cash flows from financing activities for the six months ended June 30, 2009 but there were cash flows provided by financing activities in the amount of $14,900 for the six months ended June 30, 2008. This cash flow was provided by the proceeds from the sale of common stock to investors in 2008.

Overall, we have funded all of our cash needs from inception through June 30, 2009 with proceeds from issuance of our common stock.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 1A.   RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2008.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not had any unregistered sales of equity securities in the second quarter of 2009.

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

EXERCISE FOR LIFE SYSTEMS, INC. (Registrant)

Date: July 27, 2009	By:	/s/ Adam Slazer
Adam Slazer President, Chief Executive Officer, and Chief Financial Officer