Form 10-Q
period 2009-09-30
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2009-11-06
CIK 1444279

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of November 5, 2009:      11,527,050

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

INDEX TO FORM 10-Q

PART I                                                                                                                                                                                                                                                                                       Page No.

Item 1.  Financial Statements                                                                                                                                                                                                                                                                3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                                                                                                                                           13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                                            13

Item 4. Controls and Procedures                                                                                                                                                                                                                                                         13

Item 4T. Controls and Procedures                                                                                                                                                                                                                                                       13

PART II

Item 1.  Legal Proceedings                                                                                                                                                                                                                                                                    4

Item 1A. Risk Factors                                                                                                                                                                                                                                                                           14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                                                                                           14

Item 3.  Defaults Upon Senior Securities                                                                                                                                                                                                                                           14

Item 4.  Submission of Matters to a Vote of Security Holders                                                                                                                                                                                                        14

Item 5.  Other Information                                                                                                                                                                                                                                                                   14

Item 6.  Exhibits                                                                                                                                                                                                                                                                                    14

Table of Contens

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

Table of Contens

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	(Unaudited)	(Audited)
ASSETS	9/30/2009	12/31/2008

CURRENT ASSETS:
Cash	$13,063	$1,895
TOTAL CURRENT ASSETS	13,063	1,895

FIXED ASSETS:
Machinery and equipment	56,090	56,090
Accumulated depreciation	(41,759)	(33,347)
TOTAL FIXED ASSETS	14,331	22,743

TOTAL ASSETS	$27,394	$24,638

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$36,993	$10,998
TOTAL CURRENT LIABILITIES	36,993	10,998

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 100,000,000 shares authorized; 11,527,050 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	1,153	1,152
Common stock subscribed but not yet issued (10,000 and -0-shares at September 30, 2009 and December 31, 2008, respectively)	-	1
Additional paid in capital	133,999	133,999
Retained deficit	(144,751)	(121,512)
TOTAL STOCKHOLDERS' EQUITY	(9,599)	13,640

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,394	$24,638

The accompanying notes are an integral part of these financial statements.

Table of Contens

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008 (UNAUDITED)

(Unaudited)	For The Three Months				For The Nine Months
	Ended September 30,				Ended September 30,
	2009		2008		2009		2008
REVENUES:
Sales		$5,583		$5,189		$25,579		$38,375
Cost of sales		(1,172)		(1,142)		(5,190)		(7,817)
Gross profit		4,411		4,047		20,389		30,558

EXPENSES:
Selling, general and administrative expenses		12,359		56,865		43,628		115,423
Total expenses		12,359		56,865		43,628		115,423

(Loss) from operations		$(7,948)		$(52,818)		$(23,239)		$(84,865)

Provision for income taxes		-		-		-		-

NET (LOSS)		$(7,948)		$(52,818)		$(23,239)		$(84,865)

Basic and fully diluted net (loss) per common share:	$	*	$	*	$	*	$	*

Weighted average common shares outstanding		11,527,050		11,263,025		11,522,050		10,287,250

* less than $.01 per share.

The accompanying notes are an integral part of these financial statements.

Table of Contens

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

(Unaudited)			Common	Common
			Stock	Stock
			Subscribed	Subscribed	Additional
	Common Stock		Not Issued	Not Issued	Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balances, January 1, 2009	11,517,050	$1,152	10,000	$1	$133,999	$(121,512)

Issuance of common stock previously subscribed	10,000	1	(10,000)	(1)	-	-

Net loss for the nine months ended September 30, 2009	-	-	-	-	-	(23,239)

Balances, September 30, 2009	11,527,050	$1,153	-	$-	$133,999	$(144,751)

The accompanying notes are an integral part of these financial statements.

Table of Contens

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008 (UNAUDITED)

	(Unaudited)	(Unaudited)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(23,239)	$(84,865)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation	8,412	8,412
Common stock issued for services rendered and expensed	-	16,100
Decrease in operating assets:
Prepaid expense	-	41,400
Increase in operating liabilities:
Accounts payable	25,995	2,813
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,168	(16,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock to investors	-	28,355
NET CASH PROVIDED BY OPERATING ACTIVITIES	-	28,355

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,168	12,215

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	1,895	316

END OF THE PERIOD	$13,063	$12,531

The accompanying notes are an integral part of these financial statements.

Table of Contens

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Exercise For Life Systems, Inc. (the “Company”) offers personal fitness training services and products and is located in the Charlotte, North Carolina area. We were incorporated in the State of North Carolina on September 27, 2006 when it redomiciled to North Carolina. We previously was incorporated on September 19, 1996 in the State of New Jersey.

On June 9, 2008, we filed an amendment to the Articles of Incorporation with the Secretary of State of North Carolina to change its corporate name to Exercise For Life Systems, Inc. This amendment also changed the par value of the common stock from $1 per share to $.0001 per share and increased the authorized common shares from 100 shares to 100,000,000 shares.

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

Fair Value of Financial Instruments
Our financial instruments are cash and accounts payable. The recorded values of cash, prepaid expense and payables approximate their fair values based on their short-term nature.

Comprehensive Income (Loss) – The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

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

Table of Contens

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

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

Table of Contens

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

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

Table of Contens

EXERCISE FOR LIFE SYSTEMS, INC.
FKA A.J. GLASER, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 2                      INCOME TAXES

                       At September 30, 2009 the Company had no federal and state net operating loss carry forwards remaining.

Due to operating losses, there is no provision for current federal or state income taxes for the three and nine months ended September 30, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three and nine months ended September 30, 2009 and 2008 is as follows:

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

NOTE 4                      INCOME (LOSS) PER SHARE
Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the three and nine months ended September 30, 2009 and 2008.

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

NOTE 6                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2009 and 2008 are summarized as follows:

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

Table of Contens

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis contains various “forward looking statements” within regarding future events or our future financial performance that involve risks and uncertainties. Certain statements included in this 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in our business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond our control. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Revenues

We had revenues of $5,583 for the three months ended September 30, 2009 compared with $5,189during the three months ended September 30, 2008. The increase in revenue is attributable to the more marketing by word of mouth.

We had revenues of $25,579 for the nine months ended September 30, 2009 compared with $38,375 during the nine months ended September 30, 2008. The decrease in revenue is attributable to the weak economy and fewer customers having disposable income for our training services.

Operating Expenses

We had operating expenses of $12,359 for the three months ended September 30, 2009. Our operating expenses for the three months ended September 30, 2008 were $56,865. The decrease in operating expenses includes the decrease in selling, general and administrative expenses.

We had operating expenses of $43,628 for the nine months ended September 30, 2009. Our operating expenses for the nine months ended September 30, 2008 were $115,423. The decrease in operating expenses includes the decrease in selling, general and administrative expenses.

Other Expenses

We had no other expenses for the three and nine months ended September 30, 2009 and 2008.

Liquidity and Capital Resources

We had $13,063 cash for the nine months ended September 30, 2009 compared to $12,531 for the nine months ended September 30, 2008. We will be required to raise capital on an ongoing basis. In 2008, we raised funds from unrelated accredited investors through private placements of common stock. In the future we will potentially need to raise capital to sustain operations through this channel.

Net cash flows provided by operating activities were $11,168 for the nine months ended September 30, 2009 and net cash flows used in operating activities were $16,140 for the nine months ended September 30, 2008. This is primarily attributable to an increase in accounts payable of $25,995 for the nine months ended September 30, 2009 compared to an accounts payable balance of $2,813 for the nine months ended September 30, 2008.

There were no cash flows from investing activities for the nine months ended September 30, 2009 and 2008.

There were no cash flows from financing activities for the nine months ended September 30, 2009 but there were cash flows provided by financing activities in the amount of $28,355 for the nine months ended September 30, 2008. This cash flow was provided by the proceeds from the sale of common stock to investors in 2008.

Overall, we have funded all of our cash needs from inception through September 30, 2009 with proceeds from issuance of our common stock.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain of our officers and directors have provided personal guarantees to our various lenders as required for the extension of our credit.

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

Table of Contens

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that it files under the Exchange Act is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over our financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Table of Contens

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

We have not had any unregistered sales of equity securities in the third quarter of 2009.

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

Table of Contens

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXERCISE FOR LIFE SYSTEMS, INC. (Registrant)

Date: November 5, 2009	By:	/s/ Adam Slazer
Adam Slazer President, Chief Executive Officer, and Chief Financial Officer