Form 10-K
period 2009-12-31
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2010-04-12
CIK 1444279

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 333-153589

EXERCISE FOR LIFE SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	22-3464709
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

East Field Road, Suite 200-311
Huntersville, NC 28078
(Address of principal executive offices)

(704) 778-1700
(Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]                                No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [  ]                                No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer	
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [X]

The Registrant’s revenues for its fiscal year ended December 31, 2009 were $42,424.

The aggregate market value of the voting stock and non-voting common equity on April 12, 2010 (consisting of Common Stock, $0.0001 par value per share) held by non-affiliates was approximately $221,422.25 based upon the most recent sales price for such Common Stock on said date ($0.145). On April 12, 2010, there were 11,527,050 shares of our Common Stock issued and outstanding, of which approximately 1,527,050 shares were held by non-affiliates.

Number of shares of common stock, par value $.0001, outstanding as of April 12, 2010: 11,527,050

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

We were incorporated in New Jersey in August of 1996 until we re-domiciled to North Carolina in September 2008. Since inception, our business, markets, the services we offer and the way we conduct our business have not changed significantly and are not expected to change. Changes that have been made are primarily the result of increasing awareness of the need for exercise, weight control, good nutrition and a healthy lifestyle among adults and children in the United States. We believe that through more targeted sales and marketing efforts of our service offerings we can capitalize on the opportunities in our markets, including the aging of America and generally higher awareness levels of fitness. For many years our target market was the 18- to 34-year old middle-income segment of the population. In recent years, we expanded our target market to include 35- to 64-year olds. Currently, our clients range in age from approximately 12 to 91, reflecting our many years in business and diverse client base.

Beginning in September 2006, we changed our focus and our business plan by focusing on improving operating margins and cash flows from our existing profit center of personal fitness training. We first focused on operating efficiencies, enrolling more new clients by expanding our service offerings to include discounted services if a client purchases a bulk number of training sessions in advance. We continue to evaluate strategic alternatives to enhance our liquidity and make necessary investments in our ongoing business.

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

Personal Training.  We offer fee-based personal training services with professionally certified personal trainers currently on staff. Integrating personal training into select programs has helped fuel the growth of this service. All new clients are also offered a free first work-out with a personal trainer as an important first step toward fitness at the beginning of their training.  Personal training package services are also offered separately, giving customers a full range of personal training options at the point of sale and beyond. We believe that further penetration into the existing client base along with new personal training programs will continue to provide revenue growth opportunities in personal training. Our multi-client personal training sessions (small group personal training) are more affordable for our clients, and on average, have a margin similar to or greater than one-on-one training. We also offer a maintenance program after a client has completed a personal training package.  This allows a client who may have stopped training otherwise to continue using our services.  Maintenance clients can come in once a week, bi-weekly, monthly or quarterly.  These maintenance clients continue to increase revenue by retaining personal trainer’s services on a more limited basis.  They are also still a source for referrals in the future.

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

Our Business Model

Exercise for Life Systems plans to generate income by integrating personal training, nutrition advice, and the weight management program into its core fitness training operations and by positioning itself as the total source for most of its clients’ wellness and fitness needs.  Through its product and service offerings, the Company will increase its revenues by offering a wide array of health and wellness products and services to clients of all ages.  By offering personal service, Exercise for Life Systems positions itself to help clients successfully achieve their goals and thus help build brand recognition.

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

We believe we compete favorably in the principal competitive factors in our market, which consist of the following:

•	Knowledgeable physical trainers,
•	Technologically advanced products and services; and
•	Technical capability and management experience and expertise.

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

Fiscal 2009                                                      Low                      High
Quarter ended March 31, 2009*                                                $0.12                    $0.22
Quarter ended June 30, 2009                                                     $0.09                    $0.17
Quarter ended September 30, 2009                                           $0.085                  $0.175
Quarter ended December 31, 2009                                           $0.085             $0.22
Interim period ended April 9, 2010                                           $0.005                  $0.15

*The stock commenced trading on January 30, 2009.

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

Number of Holders

As of April 12, 2010, we had 36 active common shareholders of record.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our product; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued new standards which provided guidance on how to determine the useful life of intangible assets by amending the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and will be adopted beginning in the first quarter of fiscal 2010.  The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial position, cash flows or results of operations.

In April 2009, the FASB issued additional guidance under the “Financial Instruments Topic” of the ASC.  This topic requires disclosure of the carrying amount and the fair value of all financial instruments for interim and annual financial statements of SEC-reporting entities (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions.  This topic also requires disclosures in summarized financial information in interim financial statements.  The Company adopted this additional guidance as of November 30, 2009.  The adoption of this additional guidance did not have any impact on the Company’s consolidated financial position, cash flows or results of operations.

In May 2009, the FASB issued new standards for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standards are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the new standards during fiscal 2009 and, as the pronouncement only requires additional disclosures, the adoption did not have an impact on the Company’s consolidated financial position, cash flows or results of operations. The Company has evaluated subsequent events through the date that these consolidated financial statements were issued.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) for financial statements issued for interim and annual periods ending after September 15, 2009, which was effective for the Company beginning in the fourth quarter of fiscal 2009. The Codification became the single authoritative source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in the Company’s disclosures, including these Notes to the Financial Statements. The Codification does not affect the Company’s consolidated financial position, cash flows or results of operations.

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

Accounting Policies Subject to Estimation and Judgment

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Revenues

The Company had revenues of $45,666 for the year ended December 31, 2009 compared with $42,424 during the year ended December 31, 2008. The increase in revenue can be attributed to lesser traveling expenses and more client retention.

Cost of Sales

Cost of revenue primarily includes supplement costs, weight loss products, maintaining equipment, and purchasing new equipment. During the year ended December 31, 2009, we had cost of revenues of $9,215, or approximately 20.18% of revenues, versus cost of revenues of $8,687, or approximately 20.48% of revenues. The cost of revenue as a percentage of revenue essentially stayed the same.

Operating Expenses

The Company had operating expenses of $75,053 for the year ended December 31, 2009. Our operating expenses for the year ended December 31, 2008 were $179,794. The cost of going public and the cost of advertising to try to build business are the causes of the operating expenses in 2008. The cost incurred for remaining a public company accounts for the operating expense in 2009.

Other Expenses

The Company had no other expenses for the year ended December 31, 2009 and 2008.

Income/Losses

We had a net (loss) of $(38,602) and $(146,057) for the years ended December 31, 2009 and 2008, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $75,053 and $179,794 for the years ended December 31, 2009 and 2008, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

Impact of Inflation

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity And Capital Resources

We had $4,918 cash for the year ended December 31, 2009. We will be required to raise capital on an ongoing basis. In the future we will potentially need to raise capital to sustain operations through this channel.

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a retained deficiency of $160,114 as of December 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

Due to business souring and cash at low levels, management has elected to search for acquisition candidates to enhance value to its shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2009 and 2008

Statements of Operations	For the year ended December 31, 2009	For the year ended December 31, 2008

Revenues	$45,666	$42,424
Cost of Sales	$(9,215)	$(8,687)
Gross profit	$36,451	$33,737
Operating expenses	$75,053	$179,794
(Loss) from operations	$(38,602)	$(146,057)
Interest expense	$-	$-
Net (loss)	$(38,602)	$(146,057)
Net loss per common share	**	**

** Less than $.01
Balance Sheet	As of December 31, 2009

Cash	$4,918
Total current assets	$4,918
Other assets	$11,527
Total Assets	$16,445
Current liabilities	$41,407
Long term liabilities	$0
Stockholders’ deficit	$24,962
Total liabilities and stockholders’ equity	$16,445

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:
Exercise For Life Systems, Inc.

I have audited the balance sheet of Exercise For Life Systems, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the two years ended December 31, 2009. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on our audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exercise For Life Systems, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the two years ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered a loss in 2009, has negative working capital, and generated a negative internal cash flow from operations in 2009 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Traci J. Anderson, CPA
Traci J. Anderson, CPA

Huntersville, North Carolina

April 9, 2010

EXERCISE FOR LIFE SYSTEMS, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2008

ASSETS	12/31/2009	12/31/2008

CURRENT ASSETS:
Cash	$4,918	$1,895
TOTAL CURRENT ASSETS	4,918	1,895

FIXED ASSETS:
Machinery and equipment	56,090	56,090
Accumulated depreciation	(44,563)	(33,347)
TOTAL FIXED ASSETS	11,527	22,743

TOTAL ASSETS	$16,445	$24,638

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$41,407	$10,998
TOTAL CURRENT LIABILITIES	41,407	10,998

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($.0001 par value, 100,000,000 shares authorized; 11,527,050 and 11.517,050 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively)	1,153	1,152
Common stock subscribed but not yet issued (-0- and 10,000 shares at December 31, 2009 and December 31, 2008, respectively)	-	1
Additional paid in capital	133,999	133,999
Retained deficit	(160,114)	(121,512)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(24,962)	13,640

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$16,445	$24,638

The accompanying notes are an integral part of these financial statements

EXERCISE FOR LIFE SYSTEMS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)	For The Year
	Ended December 31,
	2009		2008
REVENUES:
Sales		$45,666	$42,424
Cost of sales		(9,215)	(8,687)
Gross profit		36,451	33,737

EXPENSES:
Selling, general and administrative expenses		75,053	179,794
Total expenses		75,053	179,794

(Loss) from operations		$(38,602)	$(146,057)

Provision for income taxes		-	-

NET (LOSS)		$(38,602)	$(146,057)

Basic and fully diluted net (loss) per common share:	$	*	$(0.01)

Weighted average common shares outstanding		11,522,050	10,758,525

* less than $.01 per share.

The accompanying notes are an integral part of these financial statements

EXERCISE FOR LIFE SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)			Common	Common
			Stock	Stock
			Subscribed	Subscribed	Additional
	Common Stock		Not Issued	Not Issued	Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balances, December 31, 2007	10,000,000	$1,000	-	$-	$-	$24,545

Cash proceeds from the sale of common stock	424,550	42	10,000	1	24,858	-

Issuance of common stock for services rendered	1,092,500	109	-	-	109,141	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	(146,057)

Balances, December 31, 2008	11,517,050	$1,152	10,000	$1	$133,999	$(121,512)

Issuance of common stock previously subscribed	10,000	1	(10,000)	(1)	-	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	(38,602)

Balances, December 31, 2009	11,527,050	$1,153	$-	$-	$133,999	$(160,114)

The accompanying notes are an integral part of these financial statements

EXERCISE FOR LIFE SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(38,602)	$(146,057)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation	11,216	11,216
Common stock issued for services rendered and expensed	-	109,250
Increase in operating liabilities:
Accounts payable	30,409	2,270
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,023	(23,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock to investors	-	24,900
NET CASH PROVIDED BY OPERATING ACTIVITIES	-	24,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,023	1,579

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	1,895	316

END OF THE YEAR	$4,918	$1,895

The accompanying notes are an integral part of these financial statements

EXERCISE FOR LIFE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
Exercise For Life Systems, Inc., (the “Company”) offers personal fitness training services and products and is located in the Charlotte, North Carolina area. The Company was incorporated in the State of North Carolina on September 27, 2006.

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

Recent Accounting Pronouncements - The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

EXERCISE FOR LIFE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the fiscal year ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the fiscal year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events
(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the consolidated financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s consolidated financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets
(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for consolidated financial

Recent Accounting Pronouncements (cont.) - statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s consolidated financial statements.

Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

NOTE 2                      INCOME TAXES

At December 31, 2009 the Company had federal and state net operating loss carry forwards of approximately $49,000 that expire in various years through the year 2023.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2009 and 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2009 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $20,000 less a valuation allowance in the amount of approximately $20,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $16,000 and $4,000 for the years ended December 31, 2009 and 2008, respectively.

EXERCISE FOR LIFE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 2                      INCOME TAXES (CONT.)

The Company’s total deferred tax asset as of December 31, 2009 is as follows:

Net operating loss carry forwards             $  20,000
Valuation allowance                                      (20,000)

Net deferred tax asset                                                                $      --
                                                                                                      ======
The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2009 and 2008 is as follows:

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

NOTE 4                      INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the years ended December 31, 2009 and 2008.

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

NOTE 6                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2009 and 2008 are summarized as follows:

Cash paid during the period for interest and income taxes:

                                                                           2009           2008
Income Taxes                      $   --             $  --
Interest                                $   --              $  --

NOTE 7                      GOING CONCERN AND UNCERTAINTY

The Company has suffered a loss from operations in 2009. In addition, the Company has generated a negative internal cash flow from its business operations in 2008 and has negative working capital at December 31, 2009. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

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

Due to business souring and cash at low levels, management has elected to search for acquisition candidates to enhance value to its shareholders.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

NAME	AGE	POSITION
Adam Slazer	41	Founder, President, Chief Executive Officer, and Director

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

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there is only one director serving on our Board, and us are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current director capably fulfills the duties and responsibilities of an audit committee in the absence of such an expert.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2009. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the fiscal year ended December 31, 2009, 2008, 2007, the compensation awarded to, paid to, or earned by, our executive officers:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Adam Slazer	2009 2008 2007	$3,000 $4,800 $6,000	-	-	-	-	-	-	$3,000 $4,800 $6,000

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

As of April 12, 2010, we had 36 active stockholders of record and 11,527,050 shares of our Common Stock outstanding. The following table sets forth as of April 12, 2010, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Director, nominee and executive officer; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 11,527,050 shares of our Common Stock outstanding as of April 12, 2010.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF APRIL 12, 2010

Name of Beneficial Owner	Number of Shares of Common Stock (1)	Percent of Class
Adam Slazer	10,000,000	86.75%
Greentree Financial Group, Inc.	1,000,000	8.67%
All Directors and executive officers of the Company as a group (1 person)	10,000,000	86.75%

(1)	Based on 11,527,050 issued and outstanding shares of common stock.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Traci J. Anderson, CPA ("Anderson") for our audit of the annual financial statements for the years ended December 31, 2009 and 2008. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2009	2008
		Anderson

Audit Fees (1)	$ 5,000	$3,500	(3)
Audit-Related Fees (4)		--
Tax Fees (5)		--
All Other Fees (6)		--
Total Accounting Fees and Services	$ 5,000	$3,500

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

    (a) On December 31, 2009, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of Exercise for Life Systems, Inc. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2009
Statements of Operations - for the years ended December 31, 2009 and 2008
Statements of Cash Flows - for the years ended December 31, 2009 and 2008
Statements of Stockholders’ Equity - for the years ended December 31, 2009 and 2008
Notes to Financial Statements

2. Exhibits

14.1 Code of Ethics *
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed previously.

(b)	Reports on Form 8-K

None

 SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exercise for Life Systems, Inc.

Date: April 12, 2010                                        /s/ Adam Slazer
                                                                           Adam Slazer
                                                                           President