Form 10-Q
period 2010-03-31
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2010-05-14
CIK 1444279

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission File Number
333-153589

EXERCISE FOR LIFE SYSTEMS, INC.

North Carolina	22-3464709
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

http://www.e4lifeonline.com/
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

Large accelerated filer	♦
Non-accelerated filer	♦ (Do not check if a smaller reporting company)
Accelerated filer	♦
Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [X]

The Registrant’s revenues for its three months ended March 31, 2010 were $9,463.

Number of shares of common stock, par value $.0001, outstanding as of May 6, 2010: 11,527,050

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

ITEM 1. FINANCIAL STATEMENTS

EXERCISE FOR LIFE SYSTEMS, INC.
BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	Unaudited	Audited
ASSETS	3/31/2010	12/31/2009

CURRENT ASSETS:
Cash	$265	$4,918
TOTAL CURRENT ASSETS	265	4,918

FIXED ASSETS:
Machinery and equipment	56,090	56,090
Accumulated depreciation	(47,367)	(44,563)
TOTAL FIXED ASSETS	8,723	11,527

TOTAL ASSETS	$8,988	$16,445

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$22,699	$41,407
Promissory note payable	21,000	-
TOTAL CURRENT LIABILITIES	43,699	41,407

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($.0001 par value, 100,000,000 shares authorized; 11,527,050 and 11.517,050 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	1,153	1,153
Common stock subscribed but not yet issued (-0- and 10,000 shares at March 31, 2010 and December 31, 2009, respectively)	-	-
Additional paid in capital	133,999	133,999
Retained deficit	(169,863)	(160,114)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(34,711)	(24,962)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,988	$16,445

The accompanying notes are an integral part of these financial statements

EXERCISE FOR LIFE SYSTEMS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)	For The Three Months
	Ended March 31,
	2010		2009
REVENUES:
Sales		$12,232		$8,949
Cost of sales		(2,769)		(2,021)
Gross profit		9,463		6,928

EXPENSES:
Selling, general and administrative expenses		19,212		17,311
Total expenses		19,212		17,311

(Loss) from operations		$(9,749)		$(10,383)

Provision for income taxes		-		-

NET (LOSS)		$(9,749)		$(10,383)

Basic and fully diluted net loss per common share:	$	*	$	*

Weighted average common shares outstanding		11,527,050		11,522,050

* less than $.01 per share.

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Unaudited)			Common	Common
			Stock	Stock
			Subscribed	Subscribed	Additional
	Common Stock		Not Issued	Not Issued	Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balances, December 31, 2009	11,527,050	$1,153	-	$-	$133,999	$(160,114)

Net loss for the three months ended March 31, 2010	-	-	-	-	-	(9,749)

Balances, March 31, 2010	11,527,050	$1,153	-	$-	$133,999	$(169,863)

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
(FKA A.J. GLASER, INC.)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

	(Unaudited)	(Unaudited)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(9,749)	$(10,383)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation	2,804	2,804
Increase (decrease) in operating liabilities:
Accounts payable	2,292	8,875
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,653)	1,296

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,653)	1,296

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	4,918	1,895

END OF THE PERIOD	$265	$3,191

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:

Conversion of accounts payable to notes payable for consulting services	$21,000	$-

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

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

EXERCISE FOR LIFE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended March 31, 2010.

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

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the consolidated financial
Recent Accounting Pronouncements (cont.) -- statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s consolidated financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s consolidated financial statements.

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

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to

EXERCISE FOR LIFE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (cont.) – been evaluated and the basis for that date. For public entities, this is the date the consolidated financial reassess that should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

NOTE 2                      INCOME TAXES

At March 31, 2010 the Company had federal and state net operating loss carry forwards of approximately $58,000 that expire in various years through the year 2023.

Due to operating losses, there is no provision for current federal or state income taxes for the three months ended March 31, 2010 and 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at March 31, 2010 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $23,000 less a valuation allowance in the amount of approximately $23,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $3,000 for the quarter ended March 31, 2010.

The Company’s total deferred tax asset as of March 31, 2010 is as follows:

Net operating loss carry forwards                                                   $  23,000
Valuation allowance                                                                             (23,000)

Net deferred tax asset                                                                                                     $         --
                   =======
The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three months ended March 31, 2010 and 2009 is as follows:

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

NOTE 4                      INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the three months ended March 31, 2010 and 2009.

NOTE 5                      LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company has an oral, month-to-month lease with its President. The lease is gratuitous and consists of approximately 100 square feet of office space. The effects of the fair value of rent of its headquarters that is provided by a related party are immaterial to the financial statements taken as a whole.

NOTE 6                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2010 and 2009 are summarized as follows:

Cash paid during the period for interest and income taxes:

                                                                 2010                       2009
Income Taxes                         $   --                                                        $  --
Interest                                   $   --                                                         $  --

NOTE 7                      GOING CONCERN AND UNCERTAINTY

The Company has suffered a loss from operations in the three months ended March 31, 2010. In addition, the Company has generated a negative internal cash flow from its business operations in three months ended March 31, 2010 and has negative working capital at March 31, 2010. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

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

NOTE 8                      PROMISSORY NOTE PAYABLE

The Company has an unsecured promissory note payable to an unrelated consulting services provider bearing annual interest of 10.00% as of March 31, 2010 The note consists of one balloon payment of principal of $21,000 and interest of $1,050 with principal maturity in August, 2010.

Principal maturities of the note payable as of March 31, 2010 for the next five years and thereafter are as follows:

2010                                           $     21,000
Thereafter                                  $          -0-
Total                                           $     21,000
                                                    ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERAT ION

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

-
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

-
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

-
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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Revenues

The Company had revenues of $9,463 for the three months ended March 31, 2010 compared with $6,928 during the three months ended March 31, 2009. The increase in revenue is attributable to the strengthening of the economy and customers having more disposable income, in our opinion, for our training services than last year.

Operating Expenses

The Company had operating expenses of $19,212 for the three months ended March 31, 2010. Our operating expenses for the three months ended March 31, 2009 were $17,311. The increase in operating expenses includes the increase in selling, general and administrative expenses.

Other Expenses

The Company had no other expenses for the three months ended March 31, 2010 and 2009.

Liquidity and Capital Resources

We had $265 cash on hand for the three months ended March 31, 2010 compared to $3,191 for the three months ended March 31, 2009. We will be required to raise capital on an ongoing basis. Most recently we raised funds from unrelated accredited investors through private placements of common stock. In the future we will potentially need to raise capital to sustain operations through this channel.

Net cash flows provided by (used in) operating activities were $(4,653) for the three months ended March 31, 2010 and net cash flows provided by operating activities were $1,296 for the three months ended March 31, 2009. This is primarily attributable to an increase in accounts payable of $8,875 three months ended March 31, 2009 compared to an accounts payable balance of $2,292 for the three months ended March 31, 2010.

There were no cash flows from investing activities for the three months ended March 31, 2010 and 2009.

There were no cash flows from financing activities for the three months ended March 31, 2010 and 2009.

Overall, we have funded all of our cash needs from inception through March 31, 2010 with proceeds from issuance of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MAR KET RISK

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 1.      LEGAL PROCEE DINGS

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

ITEM 1A.   RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2009.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not had any unregistered sales of equity securities in the first quarter of 2010.

ITEM 3.      DEFAULTS UPON SENIOR SEC URITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY H OLDERS

We have not had any submission of matters to a vote of security holders.

ITEM 5.      OTHER INFOR MATION

We do not have any other information to report.

ITEM 6.      EXHIBITS

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

Reports on Form 8-K

On February 9, 2010, we filed a current report in Form 8-K to announce a creation of a direct financial obligation under an off-balance sheet arrangement in regards to the Promissory Note with Greentree Financial Group, Inc. for the sum of $21,000 with an interest rate of 10%, payable six months from the date of execution.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXERCISE FOR LIFE SYSTEMS, INC. (Registrant)

Date: May 6, 2010	By:	/s/ Adam Slazer
Adam Slazer President, Chief Executive Officer, and Chief Financial Officer