Form 10-Q
period 2010-06-30
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2010-08-16
CIK 1444279

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
Yes [  ]                                No [X]

The Registrant’s revenues for its six months ended June 30, 2010 were $28,523.

Number of shares of common stock, par value $.0001, outstanding as of August 13, 2010: 11,527,050

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

INDEX TO FORM 10-Q

Page No.

PART I

Item 1. Financial Statements	3

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

Item 4T. Controls and Procedures	13

PART II

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	14

Signatures	5

ITEM 1. FINANCIAL STATEMENTS

EXERCISE FOR LIFE SYSTEMS, INC.
BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	Unaudited	Audited
ASSETS	6/30/2010	12/31/2009

CURRENT ASSETS:
Cash	$2,203	$4,918
TOTAL CURRENT ASSETS	2,203	4,918

FIXED ASSETS:
Machinery and equipment	56,090	56,090
Accumulated depreciation	(50,171)	(44,563)
TOTAL FIXED ASSETS	5,919	11,527

TOTAL ASSETS	$8,122	$16,445

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$25,608	$41,407
Promissory note payable	21,000	-
TOTAL CURRENT LIABILITIES	46,608	41,407

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($.0001 par value, 100,000,000 shares authorized; 11,527,050 and 11,517,050 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	1,153	1,152
Common stock subscribed but not yet issued (-0- and 10,000 shares at June 30, 2010 and December 31, 2009, respectively)	-	1
Additional paid in capital	133,999	133,999
Retained deficit	(173,638)	(160,114)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(38,486)	(24,962)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,122	$16,445

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)	For The Three Months				For The Six Months
	Ended June 30,				Ended June 30,
	2010		2009		2010		2009
REVENUES:
Sales		$16,291		$11,047		$28,523		$19,996
Cost of sales		(3,083)		(1,997)		(5,852)		(4,018)
Gross profit		13,208		9,050		22,671		15,978

EXPENSES:
Selling, general and administrative expenses		16,983		13,958		36,195		31,269
Total expenses		16,983		13,958		36,195		31,269

(Loss) from operations		$(3,775)		$(4,908)		$(13,524)		$(15,291)

Provision for income taxes		-		-		-		-

NET (LOSS)		$(3,775)		$(4,908)		$(13,524)		$(15,291)

Basic and fully diluted net loss per common share:	$	*	$	*	$	*	$	*

Weighted average common shares outstanding		11,527,050		11,527,050		11,527,050		11,522,050

* less than $.01 per share.

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(Unaudited)			Common	Common
			Stock	Stock
			Subscribed	Subscribed	Additional
	Common Stock		Not Issued	Not Issued	Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balances, December 31, 2009	11,517,050	$1,152	10,000	$1	$133,999	$(160,114)

Issuance of shares previously subscribed	10,000	$1	(10,000)	$(1)	-	-

Net loss for the six months ended June 30, 2010	-	-	-	-	-	(13,524)

Balances, June 30, 2010	11,527,050	$1,153	-	$-	$133,999	$(173,638)

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

	(Unaudited)	(Unaudited)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(13,524)	$(15,291)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation	5,608	5,608
Increase (decrease) in operating liabilities:
Accounts payable	5,201	10,419
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,715)	736

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,715)	736

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	4,918	1,895

END OF THE PERIOD	$2,203	$2,631

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:

Conversion of accounts payable to notes payable for consulting services	$21,000	$-

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

EXERCISE FOR LIFE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended June 30, 2010.

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

EXERCISE FOR LIFE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

NOTE 2                      INCOME TAXES

At June 30, 2010 the Company had federal and state net operating loss carry forwards of approximately $62,000 that expire in various years through the year 2023.

Due to operating losses, there is no provision for current federal or state income taxes for the three and six months ended June 30, 2010 and 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at June 30, 2010 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $24,000 less a valuation allowance in the amount of approximately $24,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $4,000 for the six months ended June 30, 2010.

The Company’s total deferred tax asset as of June 30, 2010 is as follows:

Net operating loss carry forwards                                                     $  24,000
Valuation allowance                                                                             (24,000)
Net deferred tax asset                                                                         $      --
                    =======
The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three and six months ended June 30, 2010 and 2009 is as follows:

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

NOTE 4                      INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the three and six months ended June 30, 2010 and 2009.

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

NOTE 6                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2010 and 2009 are summarized as follows:

Cash paid during the period for interest and income taxes:

                                                                 2010                 2009
Income Taxes                           $   --                      $  --
Interest                                     $   --                      $  --

NOTE 7                      GOING CONCERN AND UNCERTAINTY

The Company has suffered a loss from operations in the six months ended June 30, 2010. In addition, the Company has generated a negative internal cash flow from its business operations in three and six months ended June 30, 2010 and has negative working capital at June 30, 2010. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

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

NOTE 8                      PROMISSORY NOTE PAYABLE

The Company has an unsecured promissory note payable to an unrelated consulting service provider bearing annual interest of 10.00% as of June 30, 2010 The note consists of one balloon payment of principal of $21,000 and interest of $1,050 with principal maturity in August, 2010.

Principal maturities of the note payable as of June 30, 2010 for the next five years and thereafter are as follows:

2010                                           $     21,000
Thereafter                                  $          -0-
Total                                           $     21,000
                                                                                    =======

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Revenues

The Company had revenues of $16,291 for the three months ended June 30, 2010 compared with $11,047 during the three months ended June 30, 2009. The increase in revenue is attributable to the strengthening of the economy and customers having more disposable income, in our opinion, for our training services than last year.

The Company had revenues of $28,523 for the six months ended June 30, 2010 compared with $19,996 during the six months ended June 30, 2009. The increase in revenue is attributable to the strengthening of the economy and customers having more disposable income, in our opinion, for our training services than last year.

Operating Expenses

The Company had operating expenses of $16,983 for the three months ended June 30, 2010. Our operating expenses for the three months ended June 30, 2009 were $13,958. The increase in operating expenses includes the increase in selling, general and administrative expenses.

The Company had operating expenses of $36,195 for the six months ended June 30, 2010. Our operating expenses for the six months ended June 30, 2009 were $31,269. The increase in operating expenses includes the increase in selling, general and administrative expenses.

Other Expenses

The Company had no other expenses for the three and six months ended June 30, 2010 and 2009.

Liquidity and Capital Resources

We had $2,203 cash on hand for the six months ended June 30, 2010 compared to $4,918 for the six months ended June 30, 2009. We will be required to raise capital on an ongoing basis. In the past, we raised funds from unrelated accredited investors through private placements of common stock. In the future we will potentially need to raise capital to sustain operations through this channel.

Net cash flows provided by (used in) operating activities were $(2,715) for the six months ended June 30, 2010 and net cash flows provided by operating activities were $736 for the six months ended June 30, 2009. This is primarily attributable to an increase in accounts payable of $5,201 for the six months ended June 30, 2009 compared to an accounts payable increase of $10,419 for the six months ended June 30, 2010.

There were no cash flows from investing activities for the six months ended June 30, 2010 and 2009.

There were no cash flows from financing activities for the six months ended June 30, 2010 and 2009.

Overall, we have funded all of our cash needs from inception through June 30, 2010 with proceeds from issuance of our common stock.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Reports on Form 8-K

We do not have any Forms 8-K to report for the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXERCISE FOR LIFE SYSTEMS, INC. (Registrant)

Date: August 16, 2010	By:	/s/ Adam Slazer
Adam Slazer President, Chief Executive Officer, and Chief Financial Officer