Form 10-Q
period 2010-09-30
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2010-11-18
CIK 1444279

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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
Yes [  ]                                No [X]

The Registrant’s revenues for its nine months ended September 30, 2010 were $32,801.

Number of shares of common stock, par value $.0001, outstanding as of November 17, 2010: 11,527,050

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

ITEM 1. FINANCIAL STATEMENTS

INDEX TO EXERCISE FOR LIFE SYSTEMS, INC. FINANCIAL STATEMENTS

EXERCISE FOR LIFE SYSTEMS, INC.                                                                  PAGE

Balance Sheets                                                                                                 4

Statements of Operations                                                                                5

Statement of Stockholders’ Deficit                                                               6

Statements of Cash Flows                                                                               7

Notes to Financial Statements                                                                        8

EXERCISE FOR LIFE SYSTEMS, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	Unaudited	Audited
ASSETS	9/30/2010	12/31/2009

CURRENT ASSETS:
Cash	$27	$4,918
TOTAL CURRENT ASSETS	27	4,918

FIXED ASSETS:
Machinery and equipment	56,090	56,090
Accumulated depreciation	(52,975)	(44,563)
TOTAL FIXED ASSETS	3,115	11,527

TOTAL ASSETS	$3,142	$16,445

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$28,500	$41,407
Promissory note payable	21,000	-
TOTAL CURRENT LIABILITIES	49,500	41,407

STOCKHOLDERS' (DEFICIT)
Common stock ($.0001 par value, 100,000,000 shares authorized; 11,527,050 and 11,517,050 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	1,153	1,152
Common stock subscribed but not yet issued (-0- and 10,000 shares at September 30, 2010 and December 31, 2009, respectively)	-	1
Additional paid in capital	133,999	133,999
Retained deficit	(181,510)	(160,114)
TOTAL STOCKHOLDERS' (DEFICIT)	(46,358)	(24,962)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$3,142	$16,445

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

(Unaudited)	For The Three Months				For The Nine Months
	Ended September 30,				Ended September 30,
	2010		2009		2010		2009
REVENUES:
Sales		$12,849		$5,583		$41,372		$25,579
Cost of sales		(2,719)		(1,172)		(8,571)		(5,190)
Gross profit		10,130		4,411		32,801		20,389

EXPENSES:
Selling, general and administrative expenses		18,002		12,359		54,197		43,628
Total expenses		18,002		12,359		54,197		43,628

(Loss) from operations		$(7,872)		$(7,948)		$(21,396)		$(23,239)

Provision for income taxes		-		-		-		-

NET (LOSS)		$(7,872)		$(7,948)		$(21,396)		$(23,239)

Basic and fully diluted net loss per common share:	$	*	$	*	$	*	$	*

Weighted average common shares outstanding		11,527,050		11,527,050		11,527,050		11,522,050

* less than $.01 per share.

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

(Unaudited)			Common	Common
			Stock	Stock
			Subscribed	Subscribed	Additional
	Common Stock		Not Issued	Not Issued	Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balances, December 31, 2009	11,517,050	$1,152	10,000	$1	$133,999	$(160,114)

Issuance of shares previously subscribed	10,000	$1	(10,000)	$(1)	-	-

Net loss for the nine months ended September 30, 2010	-	-	-	-	-	(21,396)

Balances, September 30, 2010	11,527,050	$1,153	-	$-	$133,999	$(181,510)

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	(Unaudited)	(Unaudited)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(21,396)	$(23,239)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation	8,412	8,412
Increase (decrease) in operating liabilities:
Accounts payable	8,093	25,995
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,891)	11,168

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,891)	11,168

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	4,918	1,895

END OF THE PERIOD	$27	$13,063

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:

Conversion of accounts payable to notes payable for consulting services	$21,000	$-

The accompanying notes are an integral part of these financial statements.

EXERCISE FOR LIFE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009

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

Income Taxes
The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments
The Company’s financial instruments are cash and accounts payable. The recorded values of cash and payables approximate their fair values based on their short-term nature.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the consolidated financial statements.

Loss Per Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2010.

Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2010.

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

EXERCISE FOR LIFE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009

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

Stock Based Transactions—The Company acquires nonmonetary assets including goods for its common stock. The goods are recorded at the fair value of the nonmonetary asset exchanged or at an independent quoted market price for items exchanged.

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

Recent Accounting Pronouncements (cont.) - The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2010.

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

EXERCISE FOR LIFE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (cont.) – The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s consolidated financial statements.

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

NOTE 2                      INCOME TAXES
At September 30, 2010 the Company had federal and state net operating loss carry forwards of approximately $70,000 that expire in various years through the year 2023.

Due to operating losses, there is no provision for current federal or state income taxes for the three and nine months ended September 30, 2010 and 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at September 30, 2010 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $28,000 less a valuation allowance in the amount of approximately $28,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $8,000 for the nine months ended September 30, 2010.

The Company’s total deferred tax asset as of September 30, 2010 is as follows:

Net operating loss carry forwards                                $  28,000
Valuation allowance                                                          (28,000)

Net deferred tax asset                                     $      --
=======

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three and nine months ended September 30, 2010 and 2009 is as follows:

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

NOTE 4                      INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the three and nine months ended September 30, 2010 and 2009.

NOTE 5                      LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company has an oral, month-to-month lease with its President. The lease is gratuitous and consists of approximately 100 square feet of office space. The effects of the fair value of rent of its headquarters that is provided by a related party are immaterial to the financial statements taken as a whole.

EXERCISE FOR LIFE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009

NOTE 6                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2010 and 2009 are summarized as follows:

Cash paid during the period for interest and income taxes:

  2010               2009
Income Taxes                                                   $   --                   $  --
Interest                                                              $   --                  $  --

NOTE 7                      GOING CONCERN AND UNCERTAINTY

The Company has suffered a loss from operations in the nine months ended September 30, 2010. In addition, the Company has generated a negative internal cash flow from its business operations in nine months ended September 30, 2010 and has negative working capital at September 30, 2010. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

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

NOTE 8                      PROMISSORY NOTE PAYABLE

The Company has an unsecured promissory note payable to an unrelated consulting service provider bearing annual interest of 10.00% as of September 30, 2010 The note consists of one balloon payment of principal of $21,000 and interest of $1,050 with principal maturity in August, 2010.

Principal maturities of the note payable as of September 30, 2010 for the next five years and thereafter are as follows:

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Revenues

We had revenues of $12,849 for the three months ended September 30, 2010 compared with $5,583 during the three months ended September 30, 2009. The increase in revenue is attributable to the strengthening of the economy and customers having more disposable income, in our opinion, for our training services than last year.

We had revenues of $41,372 for the nine months ended September 30, 2010 compared with $25,579 during the nine months ended September 30, 2009. The increase in revenue is attributable to the strengthening of the economy and customers having more disposable income, in our opinion, for our training services than last year.

Operating Expenses

We had operating expenses of $18,002 for the three months ended September 30, 2010. Our operating expenses for the three months ended September 30, 2009 were $12,359. The increase in operating expenses includes the increase in selling, general and administrative expenses.

We had operating expenses of $54,197 for the nine months ended September 30, 2010. Our operating expenses for the nine months ended September 30, 2009 were $43,628. The increase in operating expenses includes the increase in selling, general and administrative expenses.

Other Expenses

We had no other expenses for the three and nine months ended September 30, 2010 and 2009.

Liquidity and Capital Resources

We had $27 cash on hand at September 30, 2010 compared to $4,918 at December 31, 2009. We will be required to raise capital on an ongoing basis. In the past, we raised funds from unrelated accredited investors through private placements of common stock. In the future we will potentially need to raise capital to sustain operations through this channel.

Net cash flows provided by (used in) operating activities were $(4,891) for the nine months ended September 30, 2010 and net cash flows provided by operating activities were $11,168 for the nine months ended September 30, 2009. This is primarily attributable to an increase in accounts payable of $8,093 for the nine months ended September 30, 2010 compared to an accounts payable increase of $25,995 for the nine months ended September 30, 2010.

There were no cash flows from investing activities for the nine months ended September 30, 2010 and 2009.

There were no cash flows from financing activities for the nine months ended September 30, 2010 and 2009.

Overall, we have funded all of our cash needs from inception through September 30, 2010 with proceeds from issuance of our common stock.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

We have not had any unregistered sales of equity securities in the third quarter of 2010.

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
32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

Reports on Form 8-K

Effective September 5, 2010, the client-auditor relationship between us and Traci J. Anderson, CPA (the "Former Auditor") was terminated upon the dismissal of the Former Auditor as our independent registered accounting firm. We have not yet engaged another principal independent public accountant to audit our financial statements for the year ending December 31, 2010. The decision to change accountants was recommended and approved by the our Board of Directors, effective September 5, 2010, and was necessitated as a result of the revocation of the registration of the Former Auditors by the Public Company Accounting Oversight Board (“PCAOB”) for violations of rules and auditing standards in auditing financial statements, PCAOB rules and quality control standards.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXERCISE FOR LIFE SYSTEMS, INC. (Registrant)

Date: November 17, 2010	By:	/s/ Adam Slazer
Adam Slazer President, Chief Executive Officer, and Chief Financial Officer