Form 10-Q
period 2011-03-31
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2011-05-23
CIK 1444279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From ____to _____

Commission File Number: 333-153589

EXERCISE FOR LIFE SYSTEMS INC.

(Exact name of small business issuer as specified in its charter)

North Carolina	22-3464709
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

92 Gleneagles View, Cochrane

Alberta, Canada T4C 1P2

(Address of principal executive offices)

(403) 932-1801

(Issuer's telephone number)

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

Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-Q or any amendments to this Form 10-Q.

Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Ÿ
Non-accelerated filer	Ÿ (Do not check if a smaller reporting company)
Accelerated filer	Ÿ
Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).

Yes [ ] No [x]

Number of shares of common stock, par value $.001, outstanding as of May 23, 2011: 42,822,500

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

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

Index to Unaudited Consolidated Financial Statements

Pages

Unaudited Consolidated Balance Sheets	1

Unaudited Consolidated Statements of Operations	2

Unaudited Consolidated Statements of Cash Flows	3

Notes to Unaudited Consolidated Financial Statements	4 – 17

(3)

Exercise For Life Systems, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010

ASSETS	March 31, 2011	December 31, 2010

CURRENT ASSETS
Cash and cash equivalents	$23,410	$44,213
Accounts receivable	54,154	54,154
Inventories	1,261,100	882,772
Prepaid expenses	21,961	21,961
TOTAL CURRENT ASSETS	1,360,625	1,003,100

FIXED ASSETS
Property, plant, and equipment	4,835,905	4,835,905
Accumulated depreciation	(999,992)	(735,834)
NET FIXED ASSETS	3,835,913	4,100,071

TOTAL ASSETS	$5,196,538	$5,103,171

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$797,319	$797,319
Notes payable	525,000	275,000
Notes payable - related parties	506,035	491,035
Due to related parties	136,631	131,217
Interest payable	38,966	17,271
Taxes payable	38,171	38,171
Contingent liability	3,107,301	3,107,301
TOTAL CURRENT LIABILITIES	5,149,423	4,857,314

TOTAL LIABILITIES	5,149,423	4,857,314

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 100,000,000 authorized, 40,000,000 shares issued and	4,000	4,000
outstanding as of March 31, 2011 and December 31, 2010, respectively)
Additional paid in capital	2,120,887	2,050,272
Accumulated other comprehensive income	131,649	131,649
Accumulated deficit	(2,209,421)	(1,940,064)
TOTAL STOCKHOLDERS' EQUITY	47,115	245,857

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,196,538	$5,103,171

See accompanying notes to these consolidated financial statements

(4)

Exercise For Life Systems, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2011 and 2010

	For the three months ended
	March 31, 2011	March 31, 2010

Revenues
Sales	$1,081,265	$1,161,371
Cost of sales	406,882	119,590
Gross profit	674,383	1,041,781

Operating expenses
Selling, general and administrative expenses	781,468	807,287
Professional and consulting fee	119,575	-
Total Operating Expenses	901,043	807,288

Income from operations	(226,660)	234,493

Other income (expenses)
Finance income (expenses)	(21,697)	(9,213)
(Loss) on extinguishment of convertible debt	(21,000)	-
Total other income (expenses)	(42,697)	(9,213)

Income before income taxes	(269,357)	225,280

Income taxes	—	63,078

Net income	$(269,357)	$162,202

Other comprehensive income
Foreign currency translation adjustment	—	-

Comprehensive income	$(269,357)	$162,202

Earnings per common share
Basic	$(0.01)	**

Weighted average common shares outstanding
Basic	40,000,000	40,000,000

** Less than $.01 per share

See accompanying notes to these consolidated financial statements

(5)

Exercise For Life Systems, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010

	For the three months ended
	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	(269,357)	162,202
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	264,158	61,917
Stock based compensation, non-cash	119,575	—
(Loss) on extinguishment of convertible debt	21,000	—
Changes in operating assets and liabilities:
Inventories	(378,328)	(225,611)
Interest payable	21,695	9,212
Taxes payable	—	63,078
NET CASH PROVIDED BY OPERATING ACTIVITIES	(221,257)	70,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from due from related party	—	1,175,780
Purchase of property, plant, and equipment	—	(1,250,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(74,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	175,000	—
Due to related party	20,414	74,220
Contribution in additional paid in capital	5,040	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	200,454	74,220

Foreign currency adjustment	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,803)	70,798

CASH AND CASH EQUIVALENTS:
Beginning of period	44,213	77,143

End of period	$23,410	$147,941

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$—	$—
Taxes	$—	$—

See accompanying notes to these consolidated financial statements

(6)

EXERCISE FOR LIFE SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2. ORGANIZATION AND BUSINESS BACKGROUND

Exercise For Life Systems Inc. (the “Company”) was originally incorporated in the State of North Carolina on October 2, 2006 as A.J. Glaser, Inc. On June 12, 2008, the Company filed Articles of Amendment to change the name of the Company to Exercise For Life Systems Inc.

On February 10, 2011, the Company entered into a Plan of Exchange agreement with MediaMatic Ventures Inc., a privately-held company incorporated under the laws of the Province of Alberta, Canada (“MMV”), and the shareholders of MMV (“MMV Shareholders”). Pursuant to the agreement, the Company purchased all 15,685,692 of the issued and outstanding common shares of MMV from the MMV shareholders in exchange for issuing 28,000,000 shares of the Company’s common stock to MMV shareholders, which gave MMV shareholders an interest in the Company representing approximately 70% of the then issued and outstanding shares of the Company. The Company and MMV were hereby reorganized, such that the Company acquired 100% the ownership of MMV, and MMV became a wholly-owned subsidiary of the Company.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby MMV is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of MMV, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction.  The Company is deemed to be a continuation of the business of MMV, which is the providing of multimedia kiosks throughout Canada.  Accordingly, the accompanying consolidated financial statements include the following:

(1)         The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)         The financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

Exercise For Life Systems Inc. and MMV are hereinafter referred to as (the “Company”).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) under the accrual basis of accounting.

Use of Estimates

Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries.

All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

Foreign currency translation

The reporting currency is the U.S. dollar.  The functional currency of the Company is the local currency, the Canadian Dollar (CAD).  The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52 (ASC830), “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  At March 31, 2011 and December 31, 2010, the cumulative translation adjustment of $131,649 and $131,649, respectively, was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has cash and cash equivalents of $23,410 and $44,213 as of March 31, 2011 and December 31, 2010, respectively.

(7)

EXERCISE FOR LIFE SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Inventory

Inventory is comprised of our DVD rental library and merchandise inventories held for resale. Inventory, which is considered finished goods, is stated at the lower of cost or market. DVDs are initially recorded at cost and are amortized over the estimated useful life to their estimated salvage value.  Estimated salvage value is based on the amounts that we have historically recovered on disposal of DVDs.  Inventory will be amortized over a 12 month period using a straight-line methodology.  Inventory, net of amortization, at March 31, 2011 and December 31, 2010 was $1,261,100 and $882,772, respectively.

Equipment, net

Equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. Equipment is depreciated over the estimated useful life of five years on straight-line basis.  Depreciation expense for the three month periods ended March 31, 2011 and 2010 was $264,158 and $61,917, respectively.

Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their then carrying values may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2011 and December 31, 2010, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

Revenue Recognition

The Company recognizes net revenue from DVD movie rentals on a ratable basis during the term of a consumer’s rental transaction. Revenue from a direct sale out of the kiosk of previously rented movies is recognized at the time of sale. On rental transactions for which the related DVDs have not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectible amounts. We record revenue net of refunds and applicable sales taxes collected from consumers. The Company additionally recognizes revenues from the sale of franchises to third parties. The Company pays out franchise fees at 55% of total net revenues per machine; these are recorded net against the revenues for the three months ended March 31, 2011 and 2010. The received franchise fees are recorded at inception since the Company had no obligation for performance, the franchised boxes operated profitably, and the franchisee had not involvement or ownership in the franchised box.  For the three months ended March 31, 2011 and 2010 the Company recorded revenues from franchise sales of $0 and $550,000, respectively.

Income taxes

As a result of the implementation of certain provisions of ASC 740, Income   Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109) , (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in the Canadian jurisdiction where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified Alberta, Canada as our "major" tax jurisdictions.  Generally, we remain subject to Canadian examination of our income tax returns.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.  In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740.  Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within Canada and, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.  The 2011 annual effective tax rate is estimated to be 28% Canadian statutory rate primarily due to anticipated earnings of the Company.  The Company had income tax payable of $38,171 as of March 31, 2011 and December 31, 2010, respectively.

(8)

EXERCISE FOR LIFE SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Net (Loss) Income per Common Share – Basic and Diluted

Net (loss) income per common share is computed based on the weighted average number of shares outstanding for the period. As of March 31, 2011 and December 31, 2010, the Company had 40,000,000 shares outstanding. Additionally, there were no adjustments to net income to determine net income available to common stockholders.  As such, basic net income per common share equals net income, as reported, divided by the weighted average common shares outstanding for the respective periods.  There were no dilutive common stock equivalents as of March 31, 2011 and December 31, 2010.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. A material related party transaction has been identified in Note 8 in the financial statements.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board (“FASB”) amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The adoption of this guidance did not impact the Company’s consolidated results of operations or financial position.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not impact the Company’s consolidated results of operations or financial position.

4. CONCENTRATIONS

The Company had one major DVD Kiosk supplier during the three months ended March 31, 2011 and 2010, which accounted for approximately 100% and 56% of the Company’s DVD Kiosk purchases for the periods, respectively.  There was no amount due to this vendor as of March 31, 2011 and December 31, 2010, respectively.

The Company places its DVD Kiosks in strategic convenient store locations throughout Calgary, Toronto, Vancouver, Nova Scotia and northern Alberta.  The Company has a high concentration of kiosk machines located in one major franchise chain of convenient stores located throughout Canada.  The Company had approximately 54% of its kiosks located in franchise chain stores as of March 31, 2011 and approximately 12% of its kiosks as of December 31, 2010.

5. EQUIPMENT - NET

Equipment, net consists of the following as of March 31, 2011 and December 31, 2010:

	As of
	3/31/2011	12/31/2010
Computers	$50,215	$50,215
Kiosk equipment	4,785,690	4,785,690
Less accumulated depreciation	(999,992	(735,834
Total equipment – net	$3,835,913	$4,100,071

Kiosk equipment is stated at cost and depreciated on a straight-line basis over an estimated useful life of 5 years.  Depreciation expense for the three months ended March 31, 2011 and 2010 amounted to $264,158 and $61,917, respectively.

6. NOTES PAYABLE

As of March 31, 2011, the Company had notes payable of $525,000, consisting of the following:

(a) The Company entered into a convertible promissory note (“Note #1”) in the amount of $275,000 in 2010, due on April 15, 2011. Pursuant to Note #1, interest will be accrued at the rate of 12% per annum, and the holder has an option to convert all or any portion of the accrued interest and unpaid principal balance of Note #1 into the common stock of the Company or its successors, at One Cent ($.01) per share or some other price determined by the Board of Directors as reasonable. As of March 31, 2011, the balance of Note #1 was $275,000.

(b) The Company entered into a convertible promissory note (“Note #2”) in the amount of $175,000 during the first quarter of 2011, due on August 3, 2011. Pursuant to Note #2, interest will be accrued at the rate of 12% per annum, and the holder has an option to convert all or any portion of the accrued interest and unpaid principal balance of Note #2 into the common stock of the Company or its successors, at One Cent ($.01) per share or some other price determined by the Board of Directors as reasonable. As of March 31, 2011, the balance of Note #2 was $175,000.

(9)

EXERCISE FOR LIFE SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

6. NOTES PAYABLE (CONT’D)

(c) Effective February 11, 2011, the Company issued a secured note in the amount of $75,000 (“Note #3”) to the former president of the Company pursuant to the Plan of Exchange, which was secured by 375,000 shares of common stock of the Company. Note #3 is interest-free and due on August 9, 2011. As of March 31, 2011, the balance of Note #3 was $75,000.

7. COMMON STOCK

(a) Common stock issued per plan of exchange

On February 10, 2011, the Company issued 28,000,000 shares of common stock to MMV shareholders pursuant to the Plan of Exchange, which gave MMV shareholders an interest in the Company representing approximately 70% of the then issued and outstanding shares of the Company. The Company and MMV were hereby reorganized, such that the Company acquired 100% the ownership of MMV, and MMV became a wholly-owned subsidiary of the Company.

The transactions qualify and meet the Internal Revenue Code requirements for a tax free reorganization, in which there is no corporate gain or loss recognized by the parties, with reference to Internal Revenue Code (IRC) sections 354 and 368.

(b) Common stock cancelled per plan of exchange

Pursuant to the Plan of Exchange, 9,884,730 shares of common stock owned by the former president were returned to the Treasury for cancellation.

(c) Common stock issued for service rendered

On February 10, 2011, the Company issued 3,980,000 shares of common stock to its consultant for business advisory services rendered during the first quarter of 2011. The fair value of this stock issuance was $79,600 determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.02.

On February 10, 2011, the Company issued 876,946 shares of common stock to its former president for the services rendered during the first quarter of 2011. The fair value of this stock issuance was $17,539 determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.02.

On February 10, 2011, the Company issued 3,375,734 shares of common stock to its consultants. The fair value of this stock issuance was $67,515 determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.02, of which $45,079 was the reimbursement to the consultants for the expenses paid in advance by the consultants, and $22,436 was consulting fees for the business advisory services rendered during the first quarter of 2011.

(10)

EXERCISE FOR LIFE SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

7.  COMMON STOCK (CONT’D)

(d) Common stock issued to settle convertible loan

On February 10, 2011, the Company issued 2,100,000 shares of its common stock to settle the loan of $21,000 from a third party, which were accrued expenses due to the services rendered in connection with a reverse merger transaction and SEC compliance 10-K, 10-Q and Edgarization.

The loan holder had the option to convert the loan into common stock of the Company at the price of $.01 per share by August 2, 2011.

The fair value of this stock issuance was $42,000 determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.02. The difference between the fair market value and the conversion price of $.01 per share was recognized as loss on extinguishment of convertible debt.

8. RELATED PARTY TRANSACTIONS

The Company had amounts due to a company owned by a majority shareholder and CEO, and due to the majority shareholder himself, as well as other former shareholders of MMV. The total due as of March 31, 2011 is $642,666. The interest on these amounts range from 0% to 10%;

9.  COMMITMENTS AND CONTINGINCIES

The Company leased its facility in Cochrane, Alberta under an operating lease from an unrelated party. The Company has signed a new three year lease for a different warehouse commencing on January 1, 2011 through January 1, 2014.  The Company is required to pay monthly rental payments of $5,250.  Future minimum payments are as follows:

2011	$63,000
2012	63,000
2013	63,000
Thereafter	-

Total Minimum Lease Payments	$189,000

Litigation

The Company is subject to claims and contingencies related to lawsuits and other matters arising out of the normal course of business.  Management believes the ultimate liabilities associated with such claims and contingencies may have a material adverse effect on the financial position or results of the Company.  The potential claims and contingencies associated with the Company are as follows:

On May 5, 2010, the Company had a claim filed against them from a franchisee.  The claim named the Company as a defendant and the franchisee as a plaintiff.  The plaintiff is seeking a rescission of the franchise agreement and a refund of franchise funds paid in the amount of $325,000, together with a claim for additional damages of $500,000.  There has been a judgment registered with Canada’s Queens Bench in the amount of $325,000.  The Company’s management estimates that they can settle the claim in the amount of $325,000 and have recorded a contingency loss in expectation of this settlement.

On May 11, 2010, the Company commenced a lawsuit against former sales agents of the Company due to the fact that the defendants started a competing business in violation of a contract which is alleged they entered into with the Company.  The amount of the lawsuit is yet to be determinable regarding the settlement amount of the lawsuit as of the date of these financial statements.

On May 13, 2010, the Company had a civil claim filed against them from a franchisee for alleged additional net profits owed to them during the time that the Company operated video kiosks in its stores.  The claim named the Company as the defendant and the franchisee as the plaintiff.  The claim amount is for $25,000.  The Company’s management estimates that they can settle the civil claim for the amount of $25,000 and have recorded a contingency loss in expectation of this settlement.

On August 18, 2010, the Company had a Statement of Claim filed against them from multiple franchisees alleging that the Company sold a franchise to them and that the Company breached the requirements of the Franchises Act of Alberta, Canada.  The claim named the Company as a defendant and the multiple franchisees as a plaintiff.  The plaintiffs are also seeking rescission of the franchise purchase contracts together with a refund of their monies, or alternatively damages for loss of profits aggregating $2,100,000.  The plaintiffs further claim alternatively that there was a fraudulent misrepresentation made by the Company and claim damages in the amount of approximately $5,700,000.  The Company’s management estimates that they can settle the claims for the amount of $2,100,000 and have recorded a contingency loss in expectation of this settlement. The Company currently is in Settlement Discussions

(11)

EXERCISE FOR LIFE SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

9.  COMMITMENTS AND CONTINGINCIES (CONT’D)

On August 25, 2010, a vendor of the Company issued a Statement of Claim against the Company in the amount of $1,354 for alleged merchandise purchase by the Company and not paid to the third party vendor.  The Company’s management estimates that they can settle the claim in the amount of $1,354 and have recorded a contingency loss in expectation of this settlement.

On September 7, 2010, the Company had a Statement of Claim filed against them from a franchisee.  The claim named the Company as a defendant and the franchisees as the plaintiff.  The claim alleges that the Company breached the franchise contract and a breach of the Franchises Act of Alberta, Canada whereby the plaintiff claims recession of the Franchise Agreement and recovery of net losses in the amount of $55,000.  There was a judgment filed with Canada’s Queen’s Bench on December 3, 2010 for  no specified amount.  The judgment gave the plaintiffs claim against the owner’s personal residence.  The plaintiffs have informed the owner that they would consider settlement for the Company’s public shares and discharge the judgment filed.  The Company’s management estimates that they can settle the claim in the amount of $55,000 and have recorded a contingency loss in expectation of this settlement.

On September 29, 2010, there was a Statement of Claim filed against the Company from franchisees.  The claim named the Company as a defendant and the franchisees as a plaintiff.  The claim alleges that the Company breached the Franchises Act of Alberta, Canada.  The plaintiffs are claiming $250,000 in damages and lost profits.  The plaintiffs have indicated to the Company and council that they would settle for the Company’s public shares in exchange of settlement of lawsuits.  The Company filed a Statement of Defense on December 17, 2010.  The Company’s management estimates that they can settle the claim in the amount of $250,000 and have recorded a contingency loss in expectation of this settlement.

On October 18, 2010, there was a Statement of Claim filed against the Company.  The claim named the Company as a defendant and a former equipment leasing vendor as a plaintiff.  The plaintiff claimed that the Company breached a lease equipment contract.  The Company’s management estimates that they can settle the claim in the amount of $17,000 and have recorded a contingency loss in expectation of the settlement.

On November 19, 2010, the Company won a settlement, in the amount of $5,000, filed against a former promotion company.  The Company filed the lawsuit due to the fact that the promotion company did not perform adequate services related to the contract signed by the Company.

10. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2011, the Company had working capital deficit of $3,788,798, and accumulated deficit of $2,209,421. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2011.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

11. SUBSEQUENT EVENTS

Subsequent to the first quarter of 2011, the Board of Directors of the Company authorized to issue total 2,822,500 shares of common stock to its directors and consultants for business advisory services rendered in 2011. The fair value of this stock issuance was $56,450 determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.02.

(12)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

Overview

As used herein the terms "We", the "Company", "EFLS", the "Registrant," or the "Issuer" refers to Exercise For Life Systems Inc., its subsidiary and predecessors, unless indicated otherwise. We were originally incorporated in the State of North Carolina on October 2, 2006 as A.J. Glaser, Inc. On June 12, 2008, the Company filed Articles of Amendment to change the name of the Company to Exercise For Life Systems Inc.

We are a DVD rental company led by an experienced management team and focused on the DVD rental market. Our headquarters are located in Cochrane, Alberta, Canada.

We provide DVD rentals through strategically located kiosk machines in the surrounding Calgary, Alberta, Canada area.  Our management believes that we can harvest the new DVD kiosk technology to efficiently deliver rentals to customers on demand.

Plan of Operations

Our strategy is to pursue selected opportunities that are characterized by reasonable entry costs within locations, favorable economic terms and the availability of existing technological data that may be further developed using current technology.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Revenues

We generated revenues of approximately $1,081,265 and $1,161,371 from product rentals and franchise sales for the three months ended March 31, 2011 and 2010, respectively.  The decrease in revenue of approximately $80,106 was primarily due to no revenues from franchise sales during the three months ended March 31, 2011. Comparatively, there were revenues of approximately $550,000 generated from franchise sales in the first quarter of 2010.

Cost of Revenues

MMV had cost of revenues of $406,882 and $119,590 from the amortization of DVD purchases for the three months ended March 31, 2011 and 2010, respectively.  The increase in cost of goods sold of approximately $287,292 was primarily due to the fact that MMV installed an additional 30 machines during the three months ended March 31, 2011.

Total operating expenses

During the three months ended March 31, 2011 and 2010, total operating expenses were approximately $901,043 and $807,288, respectively.  The increase by $93,755 in the first quarter of 2011 was primarily attributable to the non-cash compensation, which was $119,575 for the three months ended March 31, 2011, resulting from the issuance of total 8,232,680 shares of common stock for business advisory services rendered in the first quarter of 2011. The stock issuance was valued based on the market price on the date of the stock issued, or $.02 per share.

Total other expenses

During the three months ended March 31, 2011 and 2010, total other expenses were approximately $42,697 and $9,213, respectively.  The increase related to other expense was approximately $33,484, due primarily to the increase in interest expense, and loss on extinguishment of convertible debt in amount of $21,000.

On February 10, 2011, we issued 2,100,000 shares of our common stock to settle the loan of $21,000 from a third party, which were accrued expenses due to the services rendered in connection with a reverse merger transaction and SEC compliance 10-K, 10-Q and Edgarization. The fair value of this stock issuance was $42,000 determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.02. The difference between the fair market value and the conversion price of $.01 per share was recognized as loss on extinguishment of convertible debt.

Net (loss)/income

During the three months ended March 31, 2011, we had net loss of $269,357, compared to net income of $162,202 during the comparable period in 2010.

(13)

Liquidity and Capital Resources

Cash flows used in operating activities were $221,257 for the three months ended March 31, 2011, compared to cash flows of $70,799 provided by the operating activities during the comparable period in 2010. Negative cash flows from operations for the three months ended March 31, 2011 were due primarily to the net loss of $269,357, plus the increase in inventories by $378,328, partially offset by the non-cash expenses including depreciation expense of $264,158, stock-based compensation of $119,575 and loss on extinguishment of convertible debt of $21,000. Positive cash flows from operations for the three months ended March 31, 2010 were due primarily to the net income of $162,202, plus the increase in taxes payable in the amount of $63,078, partially offset by the increase in inventories by $225,611.

We had no cash flows from investing activities during the three months ended March 31, 2011. Comparatively, cash flows used in investing activities were $74,220 during the three months ended March 31, 2010 due to the receipt from due from related party of $1,175,780, offset by purchase of property and equipment in amount of $1,250,000.

Cash flows provided by financing activities were $200,454 and $74,220 during the three months ended March 31, 2011 and 2010, respectively. Positive cash flows from financing activities in the first quarter of 2011 were due primarily to proceeds from notes payable in an amount of $175,000 and due to related parties in an amount of $20,414. Positive cash flows from financing activities during the three months ended March 31, 2010 were due solely to due to related parties in an amount of $74,220.

As of March 31, 2011, we had cash of $23,410 on hand and working capital deficit of approximately $3,788,798.

We expect significant purchase of equipment during the next 12 months, contingent upon debt financing and sufficient operations.  We anticipate that we will install 100 additional machines throughout Canada during the next 12 months. We anticipate that each machine will generate approximately $2,000 in revenues per month.  However, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

If we are not successful in generating sufficient financing, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.  There is no assurance that the operations of the additional machines will generate sufficient revenue to continue operations on a profitable basis.

We will need additional investments in order to expand operations. Additional investments are being sought, but we cannot guarantee that it will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that it could incur unexpected costs and expenses or experience unexpected cash requirements that would force it to seek alternative financing. Further, if we issue additional equity or debt securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts during the reporting periods.  Actual results could differ from those estimates. Significant estimates and assumptions included in our financial statements relate to estimate of loss contingencies and accrued other liabilities.

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2010 and December 31, 2009, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

Impairment of Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their then carrying values may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

(14)

ITEM 3. QUANTITATIVE ANDQUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2011, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2011, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(15)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company is subject to claims and contingencies related to lawsuits and other matters arising out of the normal course of business.  Management believes the ultimate liabilities associated with such claims and contingencies may have a material adverse effect on the financial position or results of the Company.  The potential claims and contingencies associated with the Company are as follows:

On May 5, 2010, the Company had a claim filed against them from a franchisee.  The claim named the Company as a defendant and the franchisee as a plaintiff.  The plaintiff is seeking a rescission of the franchise agreement and a refund of franchise funds paid in the amount of $325,000, together with a claim for additional damages of $500,000.  There has been a judgment registered with Canada’s Queens Bench in the amount of $325,000.  The Company’s management estimates that they can settle the claim in the amount of $325,000 and have recorded a contingency loss in expectation of this settlement.

On May 11, 2010, the Company commenced a lawsuit against former sales agents of the Company due to the fact that the defendants started a competing business in violation of a contract which is alleged they entered into with the Company.  The amount of the lawsuit is yet to be determinable regarding the settlement amount of the lawsuit as of the date of these financial statements.

On May 13, 2010, the Company had a civil claim filed against them from a franchisee for alleged additional net profits owed to them during the time that the Company operated video kiosks in its stores.  The claim named the Company as the defendant and the franchisee as the plaintiff.  The claim amount is for $25,000.  The Company’s management estimates that they can settle the civil claim for the amount of $25,000 and have recorded a contingency loss in expectation of this settlement.

On August 18, 2010, the Company had a Statement of Claim filed against them from multiple franchisees alleging that the Company sold a franchise to them and that the Company breached the requirements of the Franchises Act of Alberta, Canada.  The claim named the Company as a defendant and the multiple franchisees as a plaintiff.  The plaintiffs are also seeking rescission of the franchise purchase contracts together with a refund of their monies, or alternatively damages for loss of profits aggregating $2,100,000.  The plaintiffs further claim alternatively that there was a fraudulent misrepresentation made by the Company and claim damages in the amount of approximately $5,700,000.  The Company’s management estimates that they can settle the claims for the amount of $2,100,000 and have recorded a contingency loss in expectation of this settlement. The Company currently is in Settlement Discussions.

On August 25, 2010, a vendor of the Company issued a Statement of Claim against the Company in the amount of $1,354 for alleged merchandise purchase by the Company and not paid to the third party vendor.  The Company’s management estimates that they can settle the claim in the amount of $1,354 and have recorded a contingency loss in expectation of this settlement.

On September 7, 2010, the Company had a Statement of Claim filed against them from a franchisee.  The claim named the Company as a defendant and the franchisees as the plaintiff.  The claim alleges that the Company breached the franchise contract and a breach of the Franchises Act of Alberta, Canada whereby the plaintiff claims recession of the Franchise Agreement and recovery of net losses in the amount of $55,000.  There was a judgment filed with Canada’s Queen’s Bench on December 3, 2010 for  no specified amount.  The judgment gave the plaintiffs claim against the owner’s personal residence.  The plaintiffs have informed the owner that they would consider settlement for the Company’s public shares and discharge the judgment filed.  The Company’s management estimates that they can settle the claim in the amount of $55,000 and have recorded a contingency loss in expectation of this settlement.

On September 29, 2010, there was a Statement of Claim filed against the Company from franchisees.  The claim named the Company as a defendant and the franchisees as a plaintiff.  The claim alleges that the Company breached the Franchises Act of Alberta, Canada.  The plaintiffs are claiming $250,000 in damages and lost profits.  The plaintiffs have indicated to the Company and council that they would settle for the Company’s public shares in exchange of settlement of lawsuits.  The Company filed a Statement of Defense on December 17, 2010.  The Company’s management estimates that they can settle the claim in the amount of $250,000 and have recorded a contingency loss in expectation of this settlement.

On October 18, 2010, there was a Statement of Claim filed against the Company.  The claim named the Company as a defendant and a former equipment leasing vendor as a plaintiff.  The plaintiff claimed that the Company breached a lease equipment contract.  The Company’s management estimates that they can settle the claim in the amount of $17,000 and have recorded a contingency loss in expectation of the settlement.

On November 19, 2010, the Company won a settlement, in the amount of $5,000, filed against a former promotion company.  The Company filed the lawsuit due to the fact that the promotion company did not perform adequate services related to the contract signed by the Company.

(16)

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2010.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Common stock issued per plan of exchange

On February 10, 2011, the Company issued 28,000,000 shares of common stock to MMV shareholders pursuant to the Plan of Exchange, which gave MMV shareholders an interest in the Company representing approximately 70% of the then issued and outstanding shares of the Company. The Company and MMV were hereby reorganized, such that the Company acquired 100% the ownership of MMV, and MMV became a wholly-owned subsidiary of the Company.

The transactions qualify and meet the Internal Revenue Code requirements for a tax free reorganization, in which there is no corporate gain or loss recognized by the parties, with reference to Internal Revenue Code (IRC) sections 354 and 368.

(b) Common stock cancelled per plan of exchange

Pursuant to the Plan of Exchange, 9,884,730 shares of common stock owned by the former president were returned to the Treasury for cancellation.

(c) Common stock issued for service rendered

On February 10, 2011, the Company issued 3,980,000 shares of common stock to its consultant for business advisory services rendered during the first quarter of 2011. The fair value of this stock issuance was $79,600 determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.02.

On February 10, 2011, the Company issued 876,946 shares of common stock to its former president for the services rendered during the first quarter of 2011. The fair value of this stock issuance was $17,539 determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.02.

On February 10, 2011, the Company issued 3,375,734 shares of common stock to its consultants. The fair value of this stock issuance was $67,515 determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.02, of which $45,079 was the reimbursement to the consultants for the expenses paid in advance by the consultants, and $22,436 was consulting fees for the business advisory services rendered during the first quarter of 2011.

(d) Common stock issued to settle convertible loan

On February 10, 2011, the Company issued 2,100,000 shares of its common stock to settle the loan of $21,000 from a third party, which were accrued expenses due to the services rendered in connection with a reverse merger transaction and SEC compliance 10-K, 10-Q and Edgarization.

The loan holder had the option to convert the loan into common stock of the Company at the price of $.01 per share by August 2, 2011.

The fair value of this stock issuance was $42,000 determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.02. The difference between the fair market value and the conversion price of $.01 per share was recognized as loss on extinguishment of convertible debt.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      (REMOVED AND RESERVED)

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the

Sarbanes-Oxley Act of 2002.

32.2 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the

Sarbanes-Oxley Act of 2002

Reports on Form 8-K filed in the first quarter of 2011

1.                On January 13, 2011, we filed a Current Report on Form 8-K announcing the engagement of Silberstein Ungar, PPLC as our independent registered accounting firm.

2.                On February 10, 2011, we filed a Current Report on Form 8-K announcing the appointment of our two new directors.

3.                On February 11, 2011, we filed a Current Report on Form 8-K to announce that we entered into a Plan of Exchange agreement with MediaMatic Ventures Inc., a privately-held company incorporated under the laws of the Province of Alberta, Canada (“MMV”), and the shareholders of MMV.

(17)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EXERCISE FOR LIFE SYSTEMS INC.

Date: May 23, 2011	By:	/s/ Jeremy Ostrowski
Jeremy Ostrowski Chief Executive Officer

(18)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002