Form 10-Q/A
period 2011-03-31
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2014-04-30
CIK 1444279

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to_______

Commission file number 333-153589

EXERCISE FOR LIFE SYSTEMS, INC.
(Name of small business issuer in its charter)

NORTH CAROLINA	22-3464709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

92 GLENEAGLES VIEW, COCHRANE ALBERTA, CANADA	T4C 1P2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (403) 992-3161

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
(Title of Class)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]  No [ x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 31, 2011, the issuer had 42,822,500 shares of its common stock issued and outstanding.

1

   PART 1 – FINANCIAL INFORMATION

 Item 1. Financial Statements

Index to Unaudited Condensed Consolidated Financial Statements

Pages

Unaudited Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income	F-3

Unaudited Condensed Consolidated Statements of Cash Flows	F-4

Notes to Unaudited Consolidated Financial Statements	F-5 – F-14

Exercise For Life Systems, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,410	$44,213
Accounts receivable	54,154	54,154
Inventories	1,261,100	882,772
Prepaid expenses	21,961	21,961
TOTAL CURRENT ASSETS	1,360,625	1,003,100

FIXED ASSETS
Property, plant, and equipment	4,835,905	4,835,905
Accumulated depreciation	(999,992)	(735,834)
NET FIXED ASSETS	3,835,913	4,100,071

TOTAL ASSETS	$5,196,538	$5,103,171

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$797,319	$797,319
Notes payable	525,000	275,000
Notes payable - related parties	506,035	491,035
Due to related parties	136,631	131,217
Interest payable	38,966	17,271
Taxes payable	38,171	38,171
Contingent liability	3,107,301	3,107,301
TOTAL CURRENT LIABILITIES	5,149,423	4,857,314

TOTAL LIABILITIES	5,149,423	4,857,314

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 100,000,000 authorized, 40,000,000 shares issued and	4,000	4,000
outstanding as of March 31, 2011 and December 31, 2010, respectively)
Additional paid in capital	2,120,887	2,050,272
Accumulated other comprehensive income	131,649	131,649
Accumulated deficit	(2,209,421)	(1,940,064)
TOTAL STOCKHOLDERS' EQUITY	47,115	245,857

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,196,538	$5,103,171

See accompanying notes to these consolidated financial statements

Exercise For Life Systems, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2011 and 2010

	For the three months ended
	March 31, 2011	March 31, 2010

Revenues
Sales	$1,081,265	$1,161,371
Cost of sales	406,882	119,590
Gross profit	674,383	1,041,781

Operating expenses
Selling, general and administrative expenses	781,468	807,287
Professional and consulting fee	119,575	—
Total Operating Expenses	901,043	807,288

Income from operations	(226,660)	234,493

Other income (expenses)
Finance income (expenses)	(21,697)	(9,213)
(Loss) on extinguishment of convertible debt	(21,000)	—
Total other income (expenses)	(42,697)	(9,213)

Income before income taxes	(269,357)	225,280

Income taxes	—	63,078

Net (loss) income	$(269,357)	$162,202

Other comprehensive income
Foreign currency translation adjustment	—	—

Comprehensive income	$(269,357)	$162,202

Earnings per common share
Basic	$(0.01)	**

Weighted average common shares outstanding
Basic	40,000,000	40,000,000

** Less than $.01 per share

See accompanying notes to these consolidated financial statements

Exercise For Life Systems, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010

	For the three months ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(269,357)	$162,202
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	264,158	61,917
Stock based compensation, non-cash	119,575	—
(Loss) on extinguishment of convertible debt	21,000	—
Changes in operating assets and liabilities:
Inventories	(378,328)	(225,611)
Interest payable	21,695	9,212
Taxes payable	—	63,078
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(221,257)	70,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from due from related party	—	1,175,780
Purchase of property, plant, and equipment	—	(1,250,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(74,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	175,000	—
Due to related party	20,414	74,220
Contribution in additional paid in capital	5,040	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	200,454	74,220

Foreign currency adjustment	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,803)	70,798

CASH AND CASH EQUIVALENTS:
Beginning of period	44,213	77,143

End of period	$23,410	$147,941

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$—	$—
Taxes	$—	$—

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

5. EQUIPMENT - NET

Equipment, net consists of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Computers	$50,215	$50,215
Kiosk equipment	4,785,690	4,785,690
Less accumulated depreciation	(999,992)	(735,834)
Total equipment – net	$3,835,913	$4,100,071

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

2011	$63,000
2012	63,000
2013	63,000
Thereafter	—

Total Minimum Lease Payments	$189,000

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

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK RISKS RELATED TO OUR BUSINESS

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the three months ended March 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXERCISE FOR LIFE SYSTEMS INC.
(Registrant)
Date: April 30, 2014	By: /s/ John Newman John Newman (On behalf of the Registrant and as Principal Executive Officer)

