Form 10-Q
period 2011-06-30
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2014-04-30
CIK 1444279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]  No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 30, 2013 , the issuer had 40,000,000 shares of its common stock issued and outstanding.

1

   PART 1 – FINANCIAL INFORMATION

 Item 1. Financial Statements

Index to Unaudited Financial Statements

Pages

Unaudited Balance Sheets	F-2

Unaudited Statements of Operations	F-3

Unaudited Statements of Cash Flows	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-8

Exercise For Life Systems, Inc.
Unaudited Balance Sheets
As of June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$1,149
Accounts receivable	—	—
Inventories	—	—
Prepaid expenses	—	—
TOTAL CURRENT ASSETS	—	1,149

FIXED ASSETS
Property, plant, and equipment	13,763	13,763
Accumulated depreciation	(13,763)	(13,454)
NET FIXED ASSETS	—	309

TOTAL ASSETS	$—	$1,458

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$—	$43,154
Notes payable	—	21,000
Notes payable - related parties	—	—
Due to related parties	—	—
Interest payable	—	1,925
Taxes payable	—	—
Contingent liability	—	—
TOTAL CURRENT LIABILITIES	—	66,079

TOTAL LIABILITIES	—	66,079

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 100,000,000 authorized, 40,000,000 and 11,552,050 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	4,000	1,155

Additional paid in capital	743,665	177,551
Accumulated other comprehensive income	—	—
Accumulated deficit	(747,665)	(243,327)
TOTAL STOCKHOLDERS' EQUITY	—	(64,621)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$1,458

The accompanying notes are an integral part of these financial statements.

Exercise For Life Systems, Inc.
Unaudited Statements of Operations
For The Three And Six Months Ended June 30, 2011 And 2010

	For The Three Months			For The Six Months
	Ended June 30,			Ended June 30,
	2011		2010	2011	2010
REVENUES:
Sales	$—		$16,291	$—		$28,523
Cost of sales	—		(3,083)	—		(5,852)
Gross profit	—		13,208	—		22,671

EXPENSES:
Selling, general and administrative expenses	—		16,983	483,338		36,195
Total expenses	—		16,983	483,338		36,195

(Loss) from operations	$—		$(3,775)	$(483,338)		$(13,524)

Loss on Extinguishment of Debt			—	(21,000)		—

NET (LOSS)	$—		$(3,775)	$(504,338)		$(13,524)

Basic and fully diluted net loss per common share:	$—	$	*	$(.02)	$	*

Weighted average common shares outstanding	40,000,000		11,527,050	30,517,350		11,522,050

* less than $.01 per share.

The accompanying notes are an integral part of these financial statements.

Exercise For Life Systems, Inc.
Unaudited Statements of Cash Flows
For The Six Months Ended June 30, 2011 and 2010

	For The Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(504,338)	$(13,524)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	309	5,608
Stock based compensation, non-cash	502,880	—
Changes in operating assets and liabilities:
Accounts payable	—	5,201
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,149)	(2,715)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,149)	(2,715)

CASH AND CASH EQUIVALENTS:
Beginning of period	1,149	4,918

End of period	$—	$2,203

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Conversion of accounts payable to notes payable for consulting services	$21,000	$21,000

The accompanying notes are an integral part of these financial statements.

Exercise For Life Systems, Inc.

Notes To Financial Statements

June 30, 2011

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2. ORGANIZATION AND BUSINESS BACKGROUND

Exercise For Life Systems Inc. (the “Company”) was originally incorporated in the State of North Carolina on October 2, 2006 as A.J. Glaser, Inc. On June 12, 2008, the Company filed Articles of Amendment to change the name of the Company to Exercise For Life Systems Inc.

On February 10, 2011, the Company entered into a Plan of Exchange agreement with MediaMatic Ventures Inc., a privately-held company incorporated under the laws of the Province of Alberta, Canada (“MMV”), and the shareholders of MMV (“MMV Shareholders”). Pursuant to the agreement, the Company purchased all 15,685,692 of the issued and outstanding common shares of MMV from the MMV shareholders in exchange for issuing 28,000,000 shares of the Company’s common stock to MMV shareholders, which gave MMV shareholders an interest in the Company representing approximately 70% of the then issued and outstanding shares of the Company. The Company and MMV were hereby reorganized, such that the Company acquired 100% the ownership of MMV, and MMV became a wholly-owned subsidiary of the Company. Subsequent the deal was recinded and the financials have been restored to the pre acquisition phase.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) under the accrual basis of accounting.

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

Income taxes

Net (Loss) Income per Common Share – Basic and Diluted

Net (loss) income per common share is computed based on the weighted average number of shares outstanding for the period

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

4. COMMON STOCK

 Overall the Company issued during the six months ended June 30, 2013 28,447,950 shares .

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

In February the Company issued 18,115,270 shares @.02 the market price for a failed merger resulting in an expense of $362,305. The shares issued were later transferred to the new president and the Company has expensed these as stock for services.

In February the Company issued 3,375,734 shares to pay off accrued liabilities of $45,079 and pay $22,436 in consulting fees.

Finally, the Company issued 4,856,946 for services valued at market @..02 cents per share resulting in an expense of $97,139.

5. GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2011, the Company had an accumulated deficit of $747,665. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2011.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

Overview

As used herein the terms "We", the "Company", "EFLS", the "Registrant," or the "Issuer" refers to Exercise For Life Systems Inc.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Revenues

We generated revenues of 0 compared to $28,523 for the six months ended June 30, 2011 compared to 2010.  The decrease in revenue of $28,523 due to the fact we cut back on all activities during the period on our core business. .

Cost of Revenues

Our cost of revenues were 0 in 2011 compared to $5,852 in 2010. The decrease was due to the fact we did not have any revenues.

Total operating expenses

During the six months ended June 30, 2011 total operating expenses were $483,338 compared to $36,195.  The increase by $447,143 was primarily attributable to the non-cash compensation, which was $481,880.

Total other expenses

During the six months ended June 30, 2011 total other expenses were $21,000 compared to zero. The increase related to other expense was the loss on extinguishment of convertible debt in amount of $21,000.

Net (loss)/income

During the six months ended June 30, 2011, we had net loss of $504,338 compared to net loss of $13,524 during the comparable period in 2010.

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO JUNE 30, 2010

Revenues

Revenues for the three months were zero compared to $16,291 in 2010 and we basically ceased in business.

Cost of Revenues

Costs were zero in 2011 compared to $3,083 in 2010.

Operating Expenses

In 2011 we had no costs for operations compared to $16,983 in the previous period.

Liquidity and Capital Resources

Cash flows used in operating activities were $1,149 for the six months ended June 30, 2011, compared to cash flows of $2,715 used by the operating activities during the comparable period in 2010. Negative cash flows from operations for the six months ended in 2011 were due to the winding down of our operations.

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

None during the three months ended June 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

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

