Form 10-Q
period 2011-09-30
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2014-04-30
CIK 1444279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes []  No [ x ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 30, 2011, the issuer had 40,000,000 shares of its common stock issued and outstanding.

1

   PART 1 – FINANCIAL INFORMATION

 Item 1. Financial Statements

Index to Unaudited Financial Statements

Pages

Unaudited Balance Sheets	F-2

Unaudited Statements of Operations	F-3

Unaudited Statements of Cash Flows	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-8

Exercise For Life Systems, Inc.
Unaudited Balance Sheets
As of September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$1,149
Accounts receivable	—	—
Inventories	—	—
Prepaid expenses	—	—
TOTAL CURRENT ASSETS	—	1,149

FIXED ASSETS
Property, plant, and equipment	13,763	13,763
Accumulated depreciation	(13,763)	(13,454)
NET FIXED ASSETS	—	309

TOTAL ASSETS	$—	$1,458

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$—	$43,154
Notes payable	—	21,000
Notes payable - related parties	—	—
Due to related parties	—	—
Interest payable	—	1,925
Taxes payable	—	—
Contingent liability	—	—
TOTAL CURRENT LIABILITIES	—	66,079

TOTAL LIABILITIES	—	66,079

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 100,000,000 authorized, 40,000,000 and 11,552,050 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)	4,000	1,155

Additional paid in capital	743,665	177,551
Accumulated other comprehensive income	—	—
Accumulated deficit	(747,665)	(243,327)
TOTAL STOCKHOLDERS' EQUITY	—	(64,621)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$1,458

The accompanying notes are an integral part of these financial statements.
F-2

Exercise For Life Systems, Inc

Unaudited Statements of Operations

For The Three And Nine Months Ended September 30, 2011 And 2010

	For The Three Months			For The Nine Months
	Ended September 30,			Ended September 30,
	2011		2010	2011		2010
REVENUES:
Sales	$—		$12,849	$—		$41,372
Cost of sales	—		(2,719)	—		(8,571)
Gross profit	—		10,130	—		32,801

EXPENSES:
Selling, general and administrative expenses	—		18,002	483,338		54,197
Total expenses	—		18,002	483,338		54,197

(Loss) from operations	$—		$(7,872)	$(483,338)		$(21,396)

Loss on extinguishment of debt	—		—	(21,000)		—

NET (LOSS)	$—		$(7,872)	$(504,338)		$(21,396)

Basic and fully diluted net loss per common share:		$	*	$(0.01)	$	*

Weighted average common shares outstanding	40,000,000		11,527,050	36,836,339		11,572,050

* less than $.01 per share.

The accompanying notes are an integral part of these financial statements.

Exercise For Life Systems, Inc.
Unaudited Statements of Cash Flows
For The Nine Months Ended September 30, 2011 and 2010

	For The Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(504,338)	$(21,396)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	309	8,412
Stock based compensation, non-cash	502,880	—
Changes in operating assets and liabilities:
Accounts payable	—	8,093
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,149)	(4,891)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,149)	(4,891)

CASH AND CASH EQUIVALENTS:
Beginning of period	1,149	4,918

End of period	$—	$27

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Conversion of accounts payable to notes payable for consulting services	$21,000	$0

The accompanying notes are an integral part of these financial statements.

Exercise For Life Systems, Inc.

Notes To Financial Statements

September 30, 2011

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

4. COMMON STOCK

 Overall the Company issued during the six months ended June 30, 2011 28,447,950 shares .

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

As of September 30, 2011, the Company had an accumulated deficit of $747,665. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2011.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenues

We generated revenues of 0 and 0 for the nine months and three months ended September 30, 2011 compared to $41,372 and $12,849 in 2010. The decrease was due to the fact we stopped doing business in 2011.

Cost of Revenues

Cost of revenues were zero in 2011 compared to $8,571 for the nine months and $2,709 for the three months 2010. The decrease was due to the fact we stopped doing business.

Total operating expenses

Nine month operating expenses were $483, 338 in 2011 compared to $54,197 in 2010  The increase by $429,141 was attributable to the non-cash compensation, which was $481,880. For the three months ended September 30, 2011 to 2010 expenses were 0 compared to $18,202.

Net (loss)/income

During the nine months ended September 30, 2011, we had net loss of $504,338, compared to net loss of $21,396 during the comparable period in 2010.

Liquidity and Capital Resources

Cash flows used in operating activities were $1,149 , compared to cash flows of $4,891 used for the operating activities during the comparable period in 2010.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None for the quarter

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

