Form 10-K
period 2011-12-31
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2014-04-30
CIK 1444279

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 333-153589

EXERCISE FOR LIFE SYSTEMS INC.

(Exact name of registrant as specified in its charter)

North Carolina	22-3464709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

POB 17 STN Site 24 De Winton, Alberta	T0L 0X0
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(403) 932-181

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes[ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $400,000..

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of December 31, 2011, 40,000,000 shares of common stock are issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to implement our business plan and generate revenues, risks associated with pending litigation, our ability to raise capital as necessary, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS.

Our Company

Exercise for Life Systems, Inc. (the “Company”, “EFLS”) was incorporated in New Jersey in 1996 as A.J. Glaser, Inc. and redomiciled to North Carolina in 2006.  In 2008, the Company amended its North Carolina Articles of Incorporation to change its name to Exercise for Life Systems, Inc.

Description of Business

We are inactive.

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

Business

Before we became largely inactive, we were a full-service operator of personal fitness training in and around the Lake Norman area of Charlotte, North Carolina. We operated from our training facility located at East Field Road, Suite 200-311 Huntersville, NC 28078. By operating our fitness center in a major metropolitan area such as Charlotte, North Carolina, we were able to offer city-wide training services, providing more value to clients and differentiating ourselves from “mom and pop” competitors while achieving operating efficiencies.

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

None

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable to our operations.

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

Fiscal 2010
Quarter ended March 31, 2010	$.025	$.025
Quarter ended June 30, 2010	$.02	$.02
Quarter ended September 30, 2010	$.01	$.01
Quarter ended December 31, 2010	$.02	$.02

Fiscal 2011
Quarter ended March 31, 2011	$.24	.02
Quarter ended June 30, 2011	$.09	.02
Quarter ended September 30, 2011	$.02	.02
Quarter ended December 31, 2011	$.02	.02

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

Number of Holders

As of December 31, 2011 we had 59 active common shareholders of record.

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

In February the Company issued 18,115,270 shares @.02 the market price for a failed merger resulting in an expense of $362,305.40. The shares issued were later transferred to the new president and the Company has expensed these as stock for services.

In February the Company issued 3,375,734 shares to pay off accrued liabilities of $45,079 and pay $22,435.68 in consulting fees.

Finally, the Company issued 4,856,946 for services valued at market @..02 cents per share resulting in an expense of $97,138.92

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Guardian Registrar & Transfer, Inc. located at 7951 SW 6th Street, Suite 216, Plantation, Florida 33324.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the consolidated financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s c financial statements. No recognized or non-recognized subsequent events were noted.

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

Revenues

The Company had revenues of 0 and $47,808 for the year ended December 31, 2011 compared to revenues during the year ended December 31, 2010. The revenues in both years of 2011and 2010 were due to our business in connection with personal fitness training in and around the Lake Norman area of Charlotte, North Carolina.

Cost of Sales

Cost of revenue for the years ended December 31, 2011 and 2000 primarily includes supplement costs, weight loss products, maintaining equipment, and purchasing new equipment, which was $0 and $9,648, respectively. The cost of revenues as a percentage of revenues was 0 and 20.2% for both 2011 and 2010.

Operating Expenses

The Company had operating expenses of $80,512 and $64,788 for the years ended December 31, 2010 and 2009, respectively, including the expenses incurred for remaining a public company accounts.

We expected our operating expenses would significantly increase in 2011 resulting from the multimedia rental business.

Income/Losses

We had a net loss of $504,338 and $44,277 for the years ended December 31, 2011 and 2010, respectively. The net losses in 2011 was due to stock for services.

Impact of Inflation

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity And Capital Resources

Net cash flows used in operating activities were $1,149 for the year ended December 31, 2011, compared to net cash flows of $3,769 used by operating activities for the year ended December 31, 2010. Negative cash flows in 2010 were primarily attributable to net loss of $44,277, offset by non-cash expenses such as depreciation of $2,751 and common stock issued for services of $25,000, plus the increase in accounts payable in amount of $10,832. Cash flows in 2011 were negative mainly due to the loss generated by non cash services.

We had $0 cash as of December 31, 2011. On the short-term basis, we will be required to raise a significant amount of additional funds over the next 12 months to sustain operations. On the long-term basis, we will potentially need to raise capital to grow and develop our business.

It is likely that we will require significant additional financing within the next 12 months and if we are unable to raise the needed funds on an acceptable basis, we may be forced to cease operations.

Going Concern

As shown in the accompanying financial statements, we have suffered recurring losses from operation to date. . These factors raise substantial doubt about our ability to continue as a going concern.

Due to business worsening, a poor economic climate and cash at low levels, management has elected to search for acquisition candidates to enhance value to its shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-12, which appear at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2012 our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our Bylaws state that our authorized number of directors shall be not less than three if there are three or more shareholders. In connection with the share exchange, the directors of the Company appointed the five current directors identified below and then resigned as directors of the Company.  In addition, Adam Slazer resigned as the sole officer of the Company and was replaced by Jeremy Ostrowski as President, Secretary and Treasurer (Chief Financial and Accounting Officer) of the Company.

On November 14, 2011, Jeremy Ostrowski, Jocelyne Hughes-Ostrowski and Dennis Neiser resigned as directors of Exercise For Life Systems, Inc., a North Carolina corporation (the "Company").  Mr. Ostrowski also resigned as Chief Executive Officer, President, Secretary, Chief Financial Officer and Treasurer.

On November 14, 2011, Mr. Benjamin Schaeffer was appointed as a director,  Chief Executive Officer, President, Secretary, Treasurer and Chief Financial Officer of the Company.

Mr. Benjamin Schaeffer for the past five years has been a self-employed businessman who has undertaken consulting work to various companies by way of providing investor relations, assistance in raising funding, contract negotiations and assistance in taking private companies public. For the last two years in addition to his private consulting business he has worked in the automotive industry.   Prior he worked part time in the food and beverage industry in various positions.

Name	Age	Position	Commenced	Resigned
Adam Slazer	43	Former Founder, Former President, Former Chief Former Executive Officer, and Former Director	Since inception	February 10, 2011
Jeremy Ostrowski	44	Former President, Secretary and Treasurer (Chief Financial and Accounting Officer)	February 10	November 14, 2011
Al Hayes	43	Former Director	February 10
Neil Hudd	65	Former Director	February 10
Gerald Lotterstein	76	Former Director	February 10
Terry O’Hearn	45	Former Director	February 10

Family Relationships

None.

Legal Proceedings

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

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

• Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2011. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth for the fiscal year ended December 31, 2011, 2010, 2009, the compensation awarded to, paid to, or earned by, and our executive officers:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Adam Slazer	2011 2010 2009	$11,096 $3,000 $4,800	-	-	-	-	-	-	$11,096 $3,000 $4,800

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

As of December 31, 2011, we had approximately 59 active stockholders of record and 40,000,000 shares of our Common Stock outstanding. The following table sets forth as of December 31, 2011, certain information with respect to the beneficial ownership of Common Stock by (i) our sole Director and executive officer; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, and executive officers as a group. The percentage of shares beneficially owned is based on there having been 40,000,000 shares of our Common Stock outstanding as of December 31, 2011.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF DECEMBER 31, 2011

On November 14, 2011, Benjamin Schaeffer acquired a total of 20,073,410 shares of common stock of Exercise For Life Systems, Inc. (the “Company”) from Jeremy Ostrowski and Jocelyne Hughes-Ostrowski, representing 50.18% of the total issued and outstanding shares of the Company. The shares were acquired by way of a Stock Purchase Agreement whereby Mr. Schaeffer purchased the shares for total consideration of $40,000, with $5,000 payable on signing of the agreement and $35,000 payable within 90 days of signing.   The agreement required the shares to be transferred to Mr. Schaeffer upon the initial payment of $5,000.  As of the date of this filing, Mr. Schaeffer has paid a total of $10,000 against the purchase.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXERCISE FOR LIFE SYSTEMS INC.
(Registrant)
Date: April 30, 2014	By: /s/ John Newman John Newman (On behalf of the Registrant and as Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Newman
John Newman	Principal Executive Officer	April 30, 2014

Exercise For Life Systems, Inc.
Balance Sheets
As of December 31, 2011 and December 31, 2010

	December 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$1,149
Accounts receivable	—	—
Inventories	—	—
Prepaid expenses	—	—
TOTAL CURRENT ASSETS	—	1,149

FIXED ASSETS
Property, plant, and equipment	13,763	13,763
Accumulated depreciation	(13,763)	(13,454)
NET FIXED ASSETS		309

TOTAL ASSETS	$—	$1,458

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$100,000	$43,154
Notes payable	—	21,000
Notes payable - related parties	—	—
Due to related parties	—	—
Interest payable	—	1,925
Taxes payable	—	—
Contingent liability	—	—
TOTAL CURRENT LIABILITIES	100,000	66,079

TOTAL LIABILITIES	100,000	66,079

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 100,000,000 authorized, 40,000,000 and 11,552,050 shares issued and	4,000	1,155
outstanding as of December 31, 2011 and December 31, 2010, respectively)
Additional paid in capital	743,665	177,551

Accumulated deficit	(847,665)	(243,327)
TOTAL STOCKHOLDERS' EQUITY	(100,000)	(64,621)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$1,458

The accompanying notes are an integral part of these financial statements

Exercise For Life Systems, Inc
Statements Of Operations
For The Years Ended December 31, 2011 And 2010

	For The Year
	Ended December 31,
	2011	2010

REVENUES:
Sales	$—		$47,808
Cost of sales	—		(9,648)
Gross profit	—		38,160

EXPENSES:
Selling, general and administrative expenses	583,338		80,512
Total expenses	583,338		80,512

(Loss) from operations	$(583,338)		$(42,352)

Loss on extinguishment of debt/interest	(21,000)		(1,925)

Loss before income taxes	(604,338)		(44,277)

Provision for income taxes	—		—

NET (LOSS)	$(604,338)		$(44,277)

Basic and fully diluted net (loss) per common share:	$(0.01)	$	*

Weighted average common shares outstanding	37,629,337		11,551,776

* less than $.01 per share

The accompanying notes are an integral part of these financial statements

Exercise For Life Systems, Inc
Statement Of Stockholders’ Equity (Deficit)
For The Years Ended December 31, 2011 And 2010

					Total
			Additional	Accumulated	Stockholders'
	Common Stock		Paid-in	Deficit	Equity (Deficit)
	Shares	Amount	Capital	(Restated)	(Restated)

Balances, December 31, 2009	11,527,050	$1,153	$152,553	$(199,050)	$(45,344)

Common stock issued for services rendered	25,000	2	24,998	—	25,000

Net loss for the year ended December 31, 2010	—	—	—	(44,277)	(44,277)

Balances, December 31, 2010	11,552,050	$1,155	$177,551	$(243,327)	$(64,621)
Shares issued for services	24,094,000	2,409	479,471		481,880
Shares issued for debt	4,353,950	436	86,643	—	87,079
Net loss for the year ended December 31, 2011	—	—	—	(604,338)	(604,338)
Balances, December 31, 2011	40,000,000	4,000	743,665	(847,665)	(100,000)

The accompanying notes are an integral part of these financial statements

Exercise For Life Systems, Inc.
Statements of Cash Flows
For The Years Ended December 31, 2011 and 2010

	For The Year Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(604,338)	$(44,277)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	309	2,751
Stock based compensation, non-cash	502,880	25,000
Changes in operating assets and liabilities:
Accounts payable	100,000	10,832
Accrued interest payable	—	1,925
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,149)	(3,769)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,149)	(3,769)

CASH AND CASH EQUIVALENTS:
Beginning of the year	1,149	4,918

End of the year	$—	$1,149

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Conversion of accounts payable to notes payable for consulting services	$—	$21,000

The accompanying notes are an integral part of these financial statements.

Exercise For Life Systems, Inc.

Notes To Financial Statements

For the Year Ended December 31, 2011

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

Property and Equipment

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

NOTE 2 INCOME TAXES

At December 31, 2011 the Company had federal and state net operating loss carry forwards of approximately $246,500 that expire in various years through the year 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2011 and 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2011 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $98,000 less a valuation allowance in the amount of approximately $98,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $0 and $15,000 for the years ended December 31, 2011 and 2010, respectively.

The Company’s total deferred tax asset as of December 31, 2011 is as follows:

Net operating loss carry forwards	$98,000
Valuation allowance	(98,000)

Net deferred tax asset	$-0-

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

In 2011  Overall the Company 28,447,950 shares .

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

NOTE 4 INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the years ended December 31, 2011 and 2010.

NOTE 5 LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company has an oral, month-to-month lease with its President. The lease is gratuitous and consists of approximately 100 square feet of office space. The effects of the fair value of rent of its headquarters that is provided by a related party are immaterial to the financial statements taken as a whole.

NOTE 6 GOING CONCERN AND UNCERTAINTY

The Company has suffered a loss from operations in 2011 and in 2010. In addition, the Company has generated a negative internal cash flow from its business operations in 2010 and has negative working capital at December 31, 2011. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

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

