Form 10-Q
period 2012-03-31
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2014-04-30
CIK 1444279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to_______

Commission file number 333-153589

EXERCISE FOR LIFE SYSTEMS, INC.
(Name of small business issuer in its charter)

NORTH CAROLINA	22-3464709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

POB 17 STN Site 24 De Winton, AB	T0L 0X0
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (403) 992-3161

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 31, 2012, the issuer had 40,000,000 shares of its common stock issued and outstanding.

1

  PART 1 – FINANCIAL INFORMATION

 Item 1. Financial Statements

Index to Unaudited Financial Statements

Pages

Unaudited Balance Sheets	F-2

Unaudited Statements of Income and Comprehensive Income	F-3

Unaudited Statements of Cash Flows	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-12

Exercise For Life Systems, Inc.
Unaudited Balance Sheets
As of March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable	—	—
Inventories	—	—
Investment in MMV	—	—
TOTAL CURRENT ASSETS	—	—

FIXED ASSETS
Property, plant, and equipment	13,763	13,763
Accumulated depreciation	(13,763)	(13,763)
NET FIXED ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$100,000	$100,000
Notes payable	—	—
Notes payable - related parties	—	—
Due to related parties	—	—
Interest payable	—	—
Taxes payable	—	—
Contingent liability	—	—
TOTAL CURRENT LIABILITIES	100,000	100,000

TOTAL LIABILITIES	100,000	100,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 100,000,000 authorized, 40,000,000 and 40,000,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	4,000	4,000

Additional paid in capital	743,665	743,665

Accumulated deficit	(847,665)	(847,665)
TOTAL STOCKHOLDERS' EQUITY	(100,000)	(100,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$—

See accompanying notes to these financial statements

Exercise For Life Systems, Inc.
Unaudited Statements of Income and Comprehensive Income
For the three months ended March 31, 2012 and 2011

	For the three months ended
	March 31, 2012		March 31, 2011
			(restated)
Revenues
Sales		$—	—
Cost of sales		—	—
Gross profit		—	—

Operating expenses
Selling, general and administrative expenses		—	309
Professional and consulting fee		—	483,029
Total Operating Expenses		—	483,338

Loss from operations		—	(483,338)

Other income (expenses)
Interest expense		—	—
(Loss) on extinguishment of convertible debt		—	(21,000)
Total other income (expenses)		—	(21,000)

Loss before income taxes		—	(504,338)

Income taxes		—	—

Net (Loss)		$—	(504,338)

Other comprehensive income
Foreign currency translation adjustment		—	—

Comprehensive income		$—	—

Earnings per common share
Basic	$	**	(0.02)

Weighted average common shares outstanding
Basic		40,000,000	25,776,025

** Less than $.01 per share

See accompanying notes to these financial statements

Exercise For Life Systems, Inc.
Unaudited Statements of Cash Flows
For the three months ended March 31, 2012 And 2011

For the three months ended
	March 31, 2012	March 31, 2011
(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	—	(504,338)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	—	309
Stock based compensation, non-cash	—	502,880
(Loss) on extinguishment of convertible debt	—	—
Changes in operating assets and liabilities:
Inventories	—	—
Accounts payable	—	—
Interest payable	—	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	(1,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from due from related party	—	—
Purchase of property, plant, and equipment	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	—
Due to related party	—	—
Contribution in additional paid in capital	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	—

Foreign currency adjustment	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,149)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	1,149

End of period	$—	$—

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Conversion of Accounts Payable to Notes Payable for consulting services	$—	$—

See accompanying notes to these financial statements

Exercise For Life Systems, Inc.

Notes To Financial Statements

March 31, 2012

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2. ORGANIZATION AND BUSINESS BACKGROUND

Exercise For Life Systems Inc. (the “Company”) was originally incorporated in the State of North Carolina on October 2, 2006 as A.J. Glaser, Inc. On June 12, 2008, the Company filed Articles of Amendment to change the name of the Company to Exercise For Life Systems Inc.

On February 10, 2011, the Company entered into a Plan of Exchange agreement with MediaMatic Ventures Inc., a privately-held company incorporated under the laws of the Province of Alberta, Canada (“MMV”), and the shareholders of MMV (“MMV Shareholders”). Pursuant to the agreement, the Company purchased all 15,685,692 of the issued and outstanding common shares of MMV from the MMV shareholders in exchange for issuing 28,000,000 shares of the Company’s common stock to MMV shareholders, which gave MMV shareholders an interest in the Company representing approximately 70% of the then issued and outstanding shares of the Company. However the deal was recinded and cancelled and hence the merger was never consummated and the financials have been restated not to include the merger.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2012 and December 31, 2011, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within Canada and, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.  The 2011 annual effective tax rate is estimated to be 28% Canadian.

Net (Loss) Income per Common Share – Basic and Diluted

Net (loss) income per common share is computed based on the weighted average number of shares outstanding for the period. As of March 31, 2012 and December 31, 2011, the Company had 40,000,000 shares outstanding. Additionally, there were no adjustments to net income to determine net income available to common stockholders.  As such, basic net income per common share equals net income, as reported, divided by the weighted average common shares outstanding for the respective periods.  There were no dilutive common stock equivalents as of March 31, 2012 and December 31, 2011.

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

4. COMMON STOCK

Overall the Company issued in 2011 28,447,950 shares .

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

As of March 31, 2012, the Company had an accumulated deficit of $847,665. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2012.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

6: CORRECTION OF ERRORS AND RESTATEMENT

Due to a recission, by The Company, of the Plan of Exchange agreement with MediaMatic Ventures Inc., a privately-held company incorporated under the laws of the Province of Alberta, Canada (“MMV”), the agreement both consummated and rescinded in the 1st Qtr of 2011, the March 31, 2011 balance sheet, income statement and statement of cash flows have been restated to reflect The Company’s financials absent any impact of the Plan of Exchange Agreement.

EXERCISE FOR LIFE SYSTEMS, INC.

BALANCE SHEET

	As of March 31, 2011
	Restated	Adjustments	As Filed
ASSETS
CURRENT ASSETS
Cash and Cash Equivalent	—	(23,410)	23,410
Accounts Receivable	—	(54,154)	54,154
Inventories	—	(1,261,100)	1,261,100
Prepaid expenses	—	(21,961)	21,961
TOTAL CURRENT ASSETS	—	(1,360,625)	1,360,625

FIXED ASSETS
Property, plant & equipment	13,763	(4,822,142)	4,835,905
Accumulated depreciation	(13,763)	986,229	(999,992)
NET FIXED ASSETS	—	(3,835,913)	3,835,913

TOTAL ASSETS	—	(5,196,538)	5,196,538

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Accounts Payable	—	(797,319)	797,319
Notes Payable	—	(525,000)	525,000
Notes Payable – related parties	—	(506,035)	506,035
Due to related parties	—	(136,631)	136,631
Interest Payable	—	(38,966)	38,966
Taxes Payable	—	(38,171)	38,171
Contingent Liability	—	(3,107,301)	3,107,301
TOTAL CURRENT LIABILITIES	—	(5,149,423)	5,149,423

TOTAL LIABILITIES	—	(5,149,423)	5,149,423

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock ($.0001 par value, 100,000,000 authorized, 40,000,000 and 11,552,050 shares issued and outstanding as of March 31, 2011 and December 31, 2010 respectively)	4,000	—	4,000
Additional Paid in Capital	743,685	(1,777,202)	2,120,887
Accumulated Other Comprehensive Income	—	(131,649)	131,649
Accumulated Deficit	(747,685)	1,461,736	(2,209,421)

TOTAL STOCKHOLDERS’ EQUITY	—	(47,115)	47,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	—	(5,196,538)	5,196,538

EXERCISE FOR LIFE SYSTEMS, INC.

STATEMENT OF OPERATIONS

	For The Three Months Ended March 31, 2011
	Restated	Adjustments	As Filed
REVENUES
Sales	—	(1,081,265)	1,081,265
Cost of Sales	—	406,882	(406,882)
GROSS PROFITS	—	(674,383)	674,383

OPERATING EXPENSES
Selling, general and administrative expenses	309	(781,159)	781,468
Professional and consulting fee	483,029	363,454	119,575
TOTAL OPERATING EXPENSES	483,338	(417,705)	901,043

INCOME FROM OPERATIONS	(483,338)	(256,678)	(226,660)

OTHER INCOME (EXPENSES)
Finance income (expenses)	—	21,697	(21,697)
(Loss) on extinguishment of convertible debt	(21,000)	—	(21,000)
TOTAL OTHER INCOME (EXPENSES)	(21,000)	21,697	(42,697)

INCOME (LOSS) BEFORE TAXES	(504,338)	(234,981)	(269,357)

INCOME TAXES	—	—	—

NET (LOSS)	(504,338)	(234,981)	(269,357)

Earnings per common share
Basic	(0.01)	—	(0.01)

Weighted average common shares outstanding
Basic	40,000,000	—	40,000,000

EXERCISE FOR LIFE SYSTEMS, INC.

STATEMENT OF CASH FLOWS

	For The Three Months Ended March 31, 2011
	Restated	Adjustments	As Filed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	(504,338)	(234,981)	(269,357)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	309	(263,849)	264,158
Stock based compensation, non-cash	502,880	383,305	119,575
(Loss) on extinguishment of Convertible debt	—	(21,000)	21,000
Changes in operating assets and liabilities	—	—	—
Inventories	—	378,328	(378,328)
Interest payable	—	(21,695)	21,695

NET CASH PROVIDED BY OPERATING ACTIVITIES	(1,149)	222,406	221,257

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH PROVIDED BY (USED IN ) INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	(175,000)	175,000
Due to related party	—	(20,414)	20,414
Contribution in additional paid in capital	—	(5,040)	5,040

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	(200,454)	200,454

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	$(1,149)	$19,654	$(20,803)

CASH AND CASH EQUIVALENTS:
Beginning of period	$1,149	$(43,064)	$44,213

End of period	—	(23,410)	23,410

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Revenues

We generated no revenues in 2012 or 2011.

Cost of Revenues

We had no cost of revenues in 2012 and 2011. .

Total operating expenses

During the three months ended March 31, 2012 AND 2011, total operating expenses were approximately $0 and $483,338 respectively.  The increase by $483,338 in the first quarter of 2012 was primarily attributable to the non-cash compensation, which was $481,880 for the three months ended March 31, 2012.

Total other expenses

During the three months ended March 31, 2012 AND 2011, total other expenses were approximately $0 and $21,000, respectively.  The increase related to other expense was due to debt cost.

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

Net (loss)/income

During the three months ended March 31, 2011, we had net loss of $504,338 compared to net loss of $0 during the comparable period in 2012.

Liquidity and Capital Resources

Cash flows used in operating activities were $1,149 for the three months ended March 31, 2011, compared to cash flows of $0 used by the operating activities during the comparable period in 2012. Negative cash flows from operations for the three months ended March 31, 2011 were due primarily to the net loss of $504,338 caused by Stock based compensation of $502,880 including debt retirement.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2011and December 31, 2010, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the three months ended March 31, 2012.

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

