Form 10-Q
period 2012-06-30
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2014-04-30
CIK 1444279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 30, 2012, the issuer had 40,000,000 shares of its common stock issued and outstanding.

1

  PART 1 – FINANCIAL INFORMATION

 Item 1. Financial Statements

Index to Unaudited Financial Statements

Pages

Unaudited Balance Sheets	F-2

Unaudited Statements of Income and Comprehensive Income	F-3

Unaudited Statements of Cash Flows	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-8

Exercise For Life Systems, Inc.
Unaudited Balance Sheets
As Of June 30, 2012 And December 31, 2011

	June 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable	—	—
Inventories	—	—
Prepaid expenses	—	—
TOTAL CURRENT ASSETS	—	—

FIXED ASSETS
Property, plant, and equipment	13,763	13,763
Accumulated depreciation	(13,763)	(13,763)
NET FIXED ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$100,000	$100,000
Notes payable	—	—
Notes payable - related parties	—	—
Due to related parties	—	—
Interest payable	—	—
Taxes payable	—	—
Contingent liability	—	—
TOTAL CURRENT LIABILITIES	100,000	100,000

TOTAL LIABILITIES	100,000	100,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 100,000,000 authorized, 40,000,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively)	4,000	4,000
Additional paid in capital	743,665	743,665
Accumulated other comprehensive income	—	—
Accumulated deficit	(847,665)	(847,665)
TOTAL STOCKHOLDERS' EQUITY	(100,000)	(100,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$—

The accompanying notes are an integral part of these financial statements.

Exercise For Life Systems, Inc.
Unaudited Statements Of Operations
For The Three And Six Months Ended June 30, 2012 And 2011

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
REVENUES:
Sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

EXPENSES:
Selling, general and administrative expenses	—	—	—	483,338
Total expenses		—		483,338

(Loss) from operations	$—	$—	$—	$(483,338)

Loss on Extinguishment of Debt	—	—	—	(21,000)

NET (LOSS)	$—	$—	$—	$(504,338)

Basic and fully diluted net loss per common share:	$—	$—	$—	$(0.02)

Weighted average common shares outstanding	40,000,000	40,000,000	40,000,000	30,517,350

The accompanying notes are an integral part of these financial statements.

Exercise For Life Systems, Inc.
Statements of Cash Flows
For The Six Months Ended June 30, 2012 and 2011

	For The Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$—	$(504,338)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	—	309
Stock based compensation, non-cash	—	502,880
Changes in operating assets and liabilities:
Accounts payable	—	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	(1,149)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,149)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	1,149

End of period	$—	$—

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Conversion of accounts payable to notes payable for consulting services	$—	$—

The accompanying notes are an integral part of these financial statements.

Exercise For Life Systems, Inc.

Notes To Financial Statements

June 30, 2012

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As June 30, 2012 and December 31, 2011, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

4. COMMON STOCK

 Overall the Company issued during 2011 issued 28,447,950 shares .

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

As of June 30, 2012, the Company had an accumulated deficit of $847,665. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2011.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Revenues

We generated no revenues during both periods.

Cost of Revenues

We had no cost of revenues for either period.

Total operating expenses

During the six months ended June 30, 2011 total operating expenses were $483,338 compared to $0 in 2012..  The decrease by $483,338 was primarily attributable to the non-cash compensation, which was $481,880.

Total other expenses

During the six months ended June 30, 2012 total other expenses were zero in 2011 they were $21,000. The decrease related to other expense in 2011 was the loss on extinguishment of convertible debt in amount of $21,000.

Net (loss)/income

During the six months ended June 30, 2011, we had net loss of $504,338 compared to net loss of $0 during the comparable period in 2012.

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO JUNE 30, 2010

Revenues

Revenues for the three months were zero.

Cost of Revenues

Costs were zero .

Operating Expenses

In 2012 and 2011 we had no costs for operations.

Liquidity and Capital Resources

Cash flows used in operating activities were $1,149 for the six months ended June 30, 2011, compared to cash flows of $0 used by the operating activities during the comparable period in 2012. Negative cash flows from operations for the six months ended in 2011 were due to the winding down of our operations.

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

None during the three months ended June 30, 2012.

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

