Form 10-Q
period 2012-09-30
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2014-04-30
CIK 1444279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to_______

Commission file number 333-153589

EXERCISE FOR LIFE SYSTEMS, INC.
(Name of small business issuer in its charter)

NORTH CAROLINA	22-3464709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5348 Vegas Drive Las Vegas, Nevada	89108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 720-6757

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 30, 2012, the issuer had 40,000,000 shares of its common stock issued and outstanding.

1

  PART 1 – FINANCIAL INFORMATION

 Item 1. Financial Statements

Index to Unaudited Financial Statements

Pages

Unaudited Balance Sheets	F-2

Unaudited Statements of Income and Comprehensive Income	F-3

Unaudited Statements of Cash Flows	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-8

Exercise For Life Systems, Inc.
Unaudited Balance Sheets
As of September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable	—	—
Inventories	—	—
Prepaid expenses	—	—
TOTAL CURRENT ASSETS	—	—

FIXED ASSETS
Property, plant, and equipment	13,763	13,763
Accumulated depreciation	(13,763)	(13,763)
NET FIXED ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$100,000	$100,000
Notes payable	—	—
Notes payable - related parties	—	—
Due to related parties	—	—
Interest payable	—	—
Taxes payable	—	—
Contingent liability	—	—
TOTAL CURRENT LIABILITIES	100,000	100,000

TOTAL LIABILITIES	100,000	100,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 100,000,000 authorized, 40,000,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively)	4,000	4,000
Additional paid in capital	743,665	743,665
Accumulated other comprehensive income	—	—
Accumulated deficit	(847,665)	(847,665)
TOTAL STOCKHOLDERS' EQUITY	(100,000)	(100,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$—

The accompanying notes are an integral part of these financial statements.

Exercise For Life Systems, Inc.
Unaudited Statements Of Operations
For The Three And Nine Months Ended September 30, 2012 And 2011

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
REVENUES:
Sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

EXPENSES:
Selling, general and administrative expenses	—	—	—	483,338
Total expenses	—	—	—	483,338

(Loss) from operations	$—	$—	$—	$(483,338)

Loss on Extinguishment of Debt	—	—	—	(21,000)

NET (LOSS)	$—	$—	$—	$(504,338)

Basic and fully diluted net loss per common share:	$—	$—	$—	$(.01)

Weighted average common shares outstanding	40,000,000	40,000,000	40,000,000	36,836,339

The accompanying notes are an integral part of these financial statements.

Exercise For Life Systems, Inc.
Statements of Cash Flows
For The Nine Months Ended September 30, 2012 and 2011

	For The Nine Months Ended September 30,
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

September 30, 2012

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

On July 1, 2012, Mr. John Newman was appointed as a Director of the Company. On that same day, Mr. Ben Schaeffer resigned his positions of Chief Executive Office, President, Secretary and Treasurer. With this resignation, Mr. John Newman accepted the positions of Chief Executive Officer, President, Secretary and Treasurer.

Also on July 1, 2012 Exercise For Life Systems Inc moved its corporate office to 5348 Vegas Drive, Las Vegas, Nevada 89108.

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

Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board (“FASB”) amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2011, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2012. The adoption of this guidance did not impact the Company’s consolidated results of operations or financial position.

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

4. COMMON STOCK

Overall the Company issued during 2011 issued 28,447,950 shares.

Common stock issued to settle convertible loan.

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

As of September 30, 2012, the Company had an accumulated deficit of $847,665. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2011.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2012 and 2011

Revenues

We generated no revenues for either period.

Cost of Revenues

Cost of revenues were zero in both periods.

Total operating expenses

Nine month operating expenses were $483, 338 in 2011 compared to $0 in 2012.  The decrease by $483,338 was attributable to the non-cash compensation, which was $481,880. For the three months ended September 30, 2012 to 2011 expenses were 0 compared to $0.

Net (loss)/income

During the nine months ended September 30, 2011, we had net loss of $504,338, compared to net loss of $0 during the comparable period in 2012.

Liquidity and Capital Resources

Cash flows used in operating activities were zero compared to $1,149, in 2011.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2012 and December 31, 2011, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

