Form 10-K
period 2012-12-31
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2014-04-30
CIK 1444279

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

[ ] Yes [ ] No

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of December 31, 2012, 40,000,000 shares of common stock are issued and outstanding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We rent no property.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable to our operations.

PART II

ITEM 5. STOCKHOLDER MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Fiscal 2012
Quarter ended March 31, 2012	$.02	$.0025
Quarter ended June 30, 2012	$.0025	$.0025
Quarter ended September 30, 2012	$.0025	$.0004
Quarter ended December 31, 2012	$.0004	$.0005

Fiscal 2011
Quarter ended March 31, 2011	$.24	$.02
Quarter ended June 30, 2011	$.09	$.02
Quarter ended September 30, 2011	$.02	$.02
Quarter ended December 31, 2011	$.02	$.02

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

Number of Holders

As of December 31, 2012 we had 59 active common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Overall the Company issued during 2011 28,447,950 shares .

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

Accounting Policies Subject to Estimation and Judgment

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Revenues

The Company had revenues of 0 for both years as we were largely inactive.

Cost of Sales

Cost of revenue for the years ended December 31, 2012 and 2011 were zero as we had no sales.

Operating Expenses

The Company had operating expenses of $0 and $483,338 for the years ended December 31, 2012 and 2011, respectively. Most of our expenses in the previous year was non cash stock for services.

Income/Losses

We had a net loss of zero and $504,338 for the years ended December 31, 2012 and 2011, respectively. The net losses in 2011 was due to stock for services.

Impact of Inflation

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity And Capital Resources

Net cash flows used in operating activities were $0 for the year ended December 31, 2012, compared to net cash flows of $1,149 used by operating activities for the year ended December 31, 2011

We had $0 cash as of December 31, 2012. On the short-term basis, we will be required to raise a significant amount of additional funds over the next 12 months to sustain operations. On the long-term basis, we will potentially need to raise capital to grow and develop our business.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the fiscal year ended December 31, 2012, 2011, 2010, the compensation awarded to, paid to, or earned by, and our executive officers:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
	2012 2011 2010	—	—	—	—	—	—	—	—

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

As of December 31, 2012, we had 59 active stockholders of record and 40,000,000 shares of our Common Stock outstanding. The following table sets forth as of December 31, 2012, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Director, nominee and executive officer; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on their having been approximately 40,000,000 shares of our Common Stock outstanding as of December 31, 2012.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF DECEMBER 31, 2012

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Benjamin Schaeffer	20,073,410	50.18%

	All directors officers as a group (1 person)	0	—
Common Stock	iMOZI Canada, Inc. 4811 Fannin Avenue Vancouver, BC V6T 1B1	3,213,119	8.03%
Common Stock	Greentree Financial Group, Inc. 7951 SW 6th Street, Suite 216 Plantation, FL	2,397,867	5.99%
Common Stock	Linear Capital Group, Inc. 11693 San Vicente Blvd., Suite 824 Los Angeles, CA 90049	2,087,867	5.22%
Common Stock	MergersLawyer.net, Inc. 8950 W. Olympic Blvd., Suite 576 Beverly Hills, CA 90211	3,780,000	9.45%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(a) On December 31, 2012, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

Signature	Title	Date
/s/ John Newman	Principal Executive Officer	April 30, 2014
John Newman

Exercise For Life Systems, Inc.
Balance Sheets
As of December 31, 2012 and December 31, 2011

	December 31, 2012		December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$		$—
Accounts receivable			—
Inventories			—
Prepaid expenses			—
TOTAL CURRENT ASSETS			—

FIXED ASSETS
Property, plant, and equipment		13,763	13,763
Accumulated depreciation		(13,763)	(13,763)
NET FIXED ASSETS

TOTAL ASSETS	$		$—

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		$100,000	$100,000
Notes payable			—
Notes payable - related parties			—
Due to related parties			—
Interest payable			—
Taxes payable			—
Contingent liability			—
TOTAL CURRENT LIABILITIES		100,000	100,000

TOTAL LIABILITIES		100,000	100,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 100,000,000 authorized, 40,000,000 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively)		4,000	4,000
Additional paid in capital		743,665	743,665
Accumulated deficit		(847,665)	(847,665)
TOTAL STOCKHOLDERS' EQUITY		(100,000)	(100,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$—	$—

The accompanying notes are an integral part of these financial statements

Exercise For Life Systems, Inc.
Statements Of Operations
For The Years Ended December 31, 2012 And 2011

	For The Year
	Ended December 31,
	2012	2011

REVENUES:
Sales	$—	$—
Cost of sales	—	—
Gross profit	—	—

EXPENSES:
Selling, general and administrative expenses	—	583,338
Total expenses	—	583,338

(Loss) from operations	$—	$(583,338)

Loss on extinguishment of debt/interest	—	(21,000)

Loss before income taxes	—	(604,338)

Provision for income taxes	—	—

NET (LOSS)	$—	$(604,338)

Basic and fully diluted net (loss) per common share:	$—	$(0.01)

Weighted average common shares outstanding	—	37,629,337

The accompanying notes are an integral part of these financial statements

Exercise For Life Systems, Inc.
Statement Of Stockholders’ Deficit
For The Years Ended December 31, 2010, 2011 And 2012

					Total
					Stockholders'
	Common Stock		Additional Paid-in	Accumulated Deficit	Equity (Deficit)
	Shares	Amount	Capital	(Restated)	(Restated)

Balances, December 31, 2009	11,527,050	$1,153	$152,553	$(199,050)	$(45,344)

Common stock issued for services rendered	25,000	2	24,998	—	25,000

Net loss for the year ended December 31, 2010	—	—	—	(44,277)	(44,277)

Balances, December 31, 2010	11,552,050	$1,155	$177,551	$(243,327)	$(64,621)
Shares issued for services	24,094,000	2,409	479,471	—	481,880
Shares issued for debt	4,353,950	436	86,643	—	87,079
Net loss for the year ended December 31, 2011	—	—	—	(604,338)	(604,338)
Balances, December 31, 2011	40,000,000	$4,000	$743,665	$(847,665)	$(100,000)

Net loss for the year ended December 31, 2012	—	—	—	—	—
Balances, December 31, 2012	40,000,000	$4,000	$743,665	$(847,665)	$(100,000)

The accompanying notes are an integral part of these financial statements

Exercise For Life Systems, Inc.
Statements of Cash Flows
For The Years Ended December 31, 2012 and 2011

	For The Year Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$—	$(604,338)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	—	309
Stock based compensation, non-cash	—	502,880
Changes in operating assets and liabilities:
Accounts payable	—	100,000
Accrued interest payable	—	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	(1,149)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,149)

CASH AND CASH EQUIVALENTS:
Beginning of the year	—	1,149

End of the year	$—	$—

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Conversion of accounts payable to notes payable for consulting services	$—	$—

The accompanying notes are an integral part of these financial statements.

Exercise For Life Systems, Inc.

Notes To Financial Statements

December 31, 2012

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2012 and 2011.

Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the years ended December 31, 2012 and 2011.

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

NOTE 2 INCOME TAXES

At December 31, 2012 the Company had federal and state net operating loss carry forwards of approximately $246,500 that expire in various years through the year 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2012 and 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2011 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $98,000 less a valuation allowance in the amount of approximately $98,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $0 and $15,000 for the years ended December 31, 2012 and 2011, respectively.

The Company’s total deferred tax asset as of December 31, 2012 is as follows:

Net operating loss carry forwards	$98,000
Valuation allowance	(98,000)

Net deferred tax asset	$ - 0-

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2012 and 2011 is as follows:

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

NOTE 4 INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the years ended December 31, 2012 and 2011.

NOTE 5 LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company has an oral, month-to-month lease with its President. The lease is gratuitous and consists of approximately 100 square feet of office space. The effects of the fair value of rent of its headquarters that is provided by a related party are immaterial to the financial statements taken as a whole.

NOTE 6 GOING CONCERN AND UNCERTAINTY

The Company has suffered a loss from operations in 2012 and in 2011. In addition, the Company has generated a negative internal cash flow from its business operations in 2011 and has negative working capital at December 31, 2012. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

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

