Form 10-Q
period 2013-03-31
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2014-04-30
CIK 1444279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2013

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

Registrant’s telephone number, including area code: 702 720 6757

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
(Title of Class)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]  No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]      No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 31, 2013, the issuer had 40,000,000 shares of its common stock issued and outstanding.

EXERCISE FOR LIFE SYSTEMS INC.

MARCH 31, 2013

1

  PART 1 – FINANCIAL INFORMATION

 Item 1. Financial Statements

Index to Unaudited Financial Statements

Pages

Unaudited Balance Sheets	F-2

Unaudited Statements of Income and Comprehensive Income	F-3

Unaudited Statements of Cash Flows	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-8

F-1

Exercise For Life Systems, Inc.
Unaudited Balance Sheets
As of March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable	—	—
Inventories	—	—
Investment in MMV	—	—
TOTAL CURRENT ASSETS	—	—

FIXED ASSETS
Property, plant, and equipment	13,763	13,763
Accumulated depreciation	(13,763)	(13,763)
NET FIXED ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$100,000	$100,000
Notes payable	—	—
Notes payable - related parties	—	—
Due to related parties	—	—
Interest payable	—	—
Taxes payable	—	—
Contingent liability	—	—
TOTAL CURRENT LIABILITIES	100,000	100,000

TOTAL LIABILITIES	100,000	100,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 100,000,000 authorized, 40,000,000 and 40,000,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)	4,000	4,000
Additional paid in capital	743,665	743,665
Accumulated deficit	(847,665)	(847,665)
TOTAL STOCKHOLDERS' EQUITY	(100,000)	(100,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$—

See accompanying notes to these financial statements

Exercise For Life Systems, Inc.
Unaudited Statements of Income
For the three months ended March 31, 2013 and 2012

For the three months ended
	March 31, 2013	March 31, 2012
(restated)
Revenues
Sales	$—	—
Cost of sales	—	—
Gross profit	—	—

Operating expenses
Selling, general and administrative expenses	—	—
Professional and consulting fee	—	—
Total Operating Expenses	—	—

Loss from operations	—	—

Other income (expenses)
Interest expense	—	—
(Loss) on extinguishment of convertible debt	—	—
Total other income (expenses)	—	—

Loss before income taxes	—	—

Income taxes	—	—

Net (Loss)	$—	—

Other comprehensive income
Foreign currency translation adjustment	—	—

Comprehensive income	$—	—

Earnings per common share
Basic	$—	—

Weighted average common shares outstanding
Basic	40,000,000	40,000,000

See accompanying notes to these financial statements

Exercise For Life Systems, Inc.
Unaudited Statements of Cash Flows
For the three months ended March 31, 2013 And 2012

For the three months ended
	March 31, 2013	March 31, 2012
(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$—	$—
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	—	—
Stock based compensation, non-cash	—	—
(Loss) on extinguishment of convertible debt	—	—
Changes in operating assets and liabilities:
Inventories	—	—
Accounts payable	—	—
Interest payable	—	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from due from related party	—	—
Purchase of property, plant, and equipment	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	—
Due to related party	—	—
Contribution in additional paid in capital	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	—

Foreign currency adjustment	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS:
Beginning of period	—	—

End of period	$—	$—

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Conversion of Accounts Payable to Notes Payable for consulting services	$—	$—

See accompanying notes to these financial statements

Exercise For Life Systems, Inc.

Notes To Financial Statements

March 31, 2013

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2013 and December 31, 2012, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within Canada and, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.  The 2012 annual effective tax rate is estimated to be 28% Canadian.

Net (Loss) Income per Common Share – Basic and Diluted

Net (loss) income per common share is computed based on the weighted average number of shares outstanding for the period. As of March 31, 2013 and December 31, 2012, the Company had 40,000,000 shares outstanding. Additionally, there were no adjustments to net income to determine net income available to common stockholders.  As such, basic net income per common share equals net income, as reported, divided by the weighted average common shares outstanding for the respective periods.  There were no dilutive common stock equivalents as of March 31, 2013 and December 31, 2012.

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

There have been no issuances in 2012 and 2013.

5. GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2013, the Company had an accumulated deficit of $847,665. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2012.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

2

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012

Revenues

We generated no revenues in 2013 or 2012.

Cost of Revenues

We had no cost of revenues in 2013 and 2012.

Total operating expenses

There were no operating expenses.

Total other expenses

  There were no other expenses.

Net (loss)/income

During the three months ended March 31, 2013, we had net loss of $0 compared to net loss of $0 during the comparable period in 2012.

Liquidity and Capital Resources

The Company has no liquidity and no assets.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2013 and December 31, 2012, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

3

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

4

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2012.

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

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXERCISE FOR LIFE SYSTEMS INC.
(Registrant)

Date: April 30, 2014	By: /s/ John Newman John Newman (On behalf of the Registrant and as Principal Executive Officer)

6