Form 10-Q
period 2013-06-30
EXERCISE FOR LIFE SYSTEMS, INC.
filed 2014-04-30
CIK 1444279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2013

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

Registrant’s telephone number, including area code: (702) 720 6757

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 30, 2013, the issuer had 40,000,000 shares of its common stock issued and outstanding.

1

  PART 1 – FINANCIAL INFORMATION

 Item 1. Financial Statements

Index to Unaudited Financial Statements

Pages

Unaudited Balance Sheets	F-2

Unaudited Statements of Operations	F-3

Unaudited Statements of Cash Flows	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-7

Exercise For Life Systems, Inc.
Unaudited Balance Sheets
As of June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable	—	—
Inventories	—	—
Prepaid expenses	—	—
TOTAL CURRENT ASSETS	—	—

FIXED ASSETS
Property, plant, and equipment	13,763	13,763
Accumulated depreciation	(13,763)	(13,763)
NET FIXED ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$100,000	$100,000
Notes payable	—	—
Notes payable - related parties	—	—
Due to related parties	—	—
Interest payable	—	—
Taxes payable	—	—
Contingent liability	—	—
TOTAL CURRENT LIABILITIES	100,000	100,000

TOTAL LIABILITIES	100,000	100,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 100,000,000 authorized, 40,000,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)	4,000	4,000
Additional paid in capital	743,665	743,665
Accumulated other comprehensive income		—
Accumulated deficit	(847,665)	(847,665)
TOTAL STOCKHOLDERS' EQUITY	(100,000)	(100,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$—

The accompanying notes are an integral part of these financial statements.

Exercise For Life Systems, Inc.
Unaudited Statements Of Operations
For The Three And Six Months Ended June 30, 2013 And 2012

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
REVENUES:
Sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

EXPENSES:
Selling, general and administrative expenses	—	—	—	—
Total expenses	—	—	—	—

(Loss) from operations	$—	$—	$—	$—
—
Loss on Extinguishment of Debt	—	—	—	—

NET (LOSS)	$—	$—	$—	$—

Basic and fully diluted net loss per common share:	$—	$—	$—	$—

Weighted average common shares outstanding	40,000,000	40,000,000	40,000,000	40,000,000

The accompanying notes are an integral part of these financial statements.

Exercise For Life Systems, Inc.
Unaudited Statements of Cash Flows
For The Six Months Ended June 30, 2013 and 2012

For The Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$—	$—
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	—	—
Stock based compensation, non-cash	—	—
Changes in operating assets and liabilities:
Accounts payable	—	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS:
Beginning of period	—	—

End of period	$—	$—

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Conversion of accounts payable to notes payable for consulting services	$—	$—

The accompanying notes are an integral part of these financial statements.

Exercise For Life Systems, Inc.

Notes To Financial Statements

June 30, 2013

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As June 30, 2013 and December 31, 2012, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

There were no issuances in 2012 or 2013.

5. GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2013, the Company had an accumulated deficit of $847,665. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2012.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 and 2012

Revenues

We generated no revenues during both periods.

Cost of Revenues

We had no cost of revenues for either period.

Total operating expenses

We had no operating expenses.

Total other expenses

We had no other expenses.

Net (loss)/income

During the six months ended June 30, 2013, we had net loss of $0 compared to net loss of $0 during the comparable period in 2012.

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO JUNE 30, 2012

Revenues

Revenues for the three months were zero.

Cost of Revenues

Costs were zero.

Operating Expenses

In 2013 and 2012 we had no costs for operations.

Liquidity and Capital Resources

We had no liquidity in either year as we had no cash.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2013 and December 31, 2012, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None during the three months ended June 30, 2013.

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

